Form 10-Q
period 1995-01-31
WALNUT EQUIPMENT LEASING CO INC
filed 1995-03-16
CIK 312259

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 _______________

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended January_31,_1995

    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from _______________ to ___________________

    Commission File Number:  2-65101


                       WALNUT EQUIPMENT LEASING CO., INC.
                             ________________________
             (Exact name of registrant as specified in its charter)

DELAWARE                                              23-1712443
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)


        Suite_2128,_101_W._City_Avenue,_Bala_Cynwyd,_Pennsylvania__19004__
              (Address of Principal executive offices)  (Zip Code)

                                 (610) 668-0700
                                  (800)_866-0809
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of January 15, 1995: $1.00 par value common stock - 1,000 shares.

                       WALNUT EQUIPMENT LEASING CO., INC.

                                      Index


Part I.  Financial Information                                  Page Number

    Item 1. Financial Statements

         Consolidated Balance Sheets; January 31, 1995
         (unaudited) and April 30, 1994                               2

         Consolidated Statements of Operations;
         Nine months ended January 31, 1995 and
         1994 (unaudited) and Three months ended
         January 31, 1995 and 1994 (unaudited)                        3

         Consolidated Statement of Changes in
         Shareholders' Deficit; Nine months ended
         January 31, 1995 (unaudited)                                 4

         Consolidated Statements of Cash Flows;
         Nine months ended January 31, 1995 and
         1994 (unaudited)                                             5

         Notes to Consolidated Financial Statements                   6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                8

Part II. Other Information

    Item 5. Other Information                                        14

    Item 6. Exhibits and Reports on Form 8-K                         14

                          WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                                              January_31,_1995       April_30,_1994
                                                                (unaudited)
ASSETS
Direct finance Leases:
    Aggregate future amounts receivable under lease contracts $  19,033,137          $ 20,979,917
    Estimated residual value of equipment                         2,008,482             2,178,259
    Less:
      Unearned income under lease contracts                     ( 3,517,700)          ( 3,865,103)
      Advance payments                                          (___583,917)          (___611,887)
                                                                 16,940,002            18,681,186
      Allowance for doubtful lease receivables                  ___(832,602)          (_1,888,458)
                                                                _16,107,400           _16,792,728
Operating Leases:
    Equipment at cost, Less accumulated depreciation of
     $3,415 and $19,184, respectively                                31,601                23,579
    Accounts receivable                                               5,024                 7,166

Cash                                                              1,454,871             7,598,151
Investment in U.S. Government
 Securities (at amortized cost)                                   6,790,587                    ---
Other assets (Includes $634,567 paid to or receivable
 from related parties at April 30, 1994.)                       __1,069,699             1,057,475

    Total assets                                              $  25,459,182          $ 25,479,099
                                                                 ==========            ==========
LIABILITIES
Amounts payable to equipment suppliers                        $     622,073          $    701,508
Other accounts payable and accrued expenses                         277,971               438,768
Demand, Fixed Rate and Money Market Thrift Certificates
(Includes $167,617 at April 30, 1994 payable to related parties) 23,596,406            21,810,991
Senior Thrift Certificates (includes $583,372 at April
 30, 1994 payable to related parties)                            17,671,470            16,650,670
Subordinated Thrift Certificates (Includes $438,624 at
 April 30, 1994 payable to related parties)                       5,969,599             6,038,409
Accrued interest                                                  5,645,640             4,803,444
Subordinated debentures (Includes $4,000 at
 April 30, 1994 payable to related parties)                           5,858                 5,858
State income taxes payable                                      ______8,401             ____8,401
                                                                _53,797,418           _50,458,049
SHAREHOLDERS' DEFICIT
Prime Rate Cumulative Preferred Shares, $1 par value,
 $100 per share liquidation preference, 50,000 shares
 authorized, 281 shares, issued and outstanding
 (liquidation preference $28,100)                                       281                   281
Adjustable Rate Cumulative Preferred Shares, $1 par value,
 $1000 per share liquidation preference.  1,000 shares
 authorized, 275 shares issued and outstanding
 (liquidation preference $275,000)                                      275                   275
Common stock, $1.00 par value, 1,000 shares authorized,
 issued and outstanding                                             101,500               101,500
Accumulated Deficit                                             (28,440,292)          (25,081,006)
                                                                (28,338,236)          (24,978,950)
    Total liabilities and shareholders' deficit                 $25,459,182            $25,479,099
                                                                 ==========            ==========

                                         See accompanying notes
                                                  -2-

                                                WALNUT EQUIPMENT LEASING CO., INC.
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    For The Nine Months Ended January 31,  For The Three Months Ended January 31,
                                                       ___1995___        ___1994___           ___1995___           ___1994___
                                                       (unaudited)       (unaudited)          (unaudited)          (unaudited)
Revenue:
  Income earned under direct
     finance lease contracts                           $ 3,049,667        $ 3,008,708          $   955,955          $ 1,008,628
  Operating lease rentals                                   21,590              5,959               14,746                8,030
  Total revenue                                          3,071,257          3,014,667              970,701            1,016,658

Costs and expenses:
  Interest                                               3,209,568          3,079,208            1,083,899            1,053,883

  Lease origination expenses                               816,469            831,579              273,727              301,714

  General and administrative expenses                    1,497,799          1,433,070              513,538              504,363

  Provision for doubtful lease receivables                 901,314            486,123              373,141              163,431

  Depreciation of operating lease equipment                  5,393                799                1,552                  149

  Total costs and expenses                               6,430,543          5,830,779            2,245,857            2,023,540

Loss before provision for income tax expense            (3,359,286)        (2,816,112)          (1,275,156)          (1,006,882)

Provision for income tax expense (See Note 2)                  ---                ---                  ---                  ---

Net Loss (See Note 2)                                  $(3,359,286)       $(2,816,112)         $(1,275,156)         $(1,006,882)
                                                       ============       ===========          ===========          ===========


                                                      SEE ACCOMPANYING NOTES
                                                                3

                                                    WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                                         Prime Rate              Adjustable Rate          Total
                                         Cumulative              Cumulative               Common    Accumulated     Shareholders'
                                         Preferred_Shares        Preferred_Share          Stock     Deficit____     Deficit______
                                         No. of Shares           No. of Shares

                                         Issued    Amount        Issued    Amount
Balance, April 30, 1994                   281     $   281          275     $  275         $101,500  $(25,081,006)   $(24,978,950)

Net loss for the nine month
  period ended January 31, 1995
  (unaudited)                             ---         ---          ---        ---              ---    (3,359,286)     (3,359,286)

                                         ____        ____         ____    _______         ________   _____________    _____________
Balance, January 31, 1995 (unaudited)     281     $   281          275    $   275         $101,500  $(28,440,292)   $(28,338,236)
                                         ====     =======         ====    =======         ========   =============   =============














                                                                   SEE ACCOMPANYING NOTES

                                                                             4

                        WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the Nine Months Ended January 31,
                                                1995                1994
                                             (unaudited)         (unaudited)
OPERATING_ACTIVITIES
Net Loss                                     $(3,359,286)        $(2,816,112)
Adjustments to Reconcile
Net Loss to Net Cash
Used in Operating Activities:
    Depreciation                                   5,393                 799
    Amortization of Deferred Debt Expenses        83,557              81,598
    Provision for doubtful
    Lease receivables                            901,314             486,123
Effects of Changes
in other Operating Items:
    Accrued Interest                             842,196             634,032
    Amounts Payable to Equipment Suppliers       (79,435)            116,401
    Other (net), principally
    increase in other Assets                 ___(285,047)       ____(232,525)
Net Cash used in Operating Activities        _(1,891,308)       __(1,729,684)

INVESTING_ACTIVITIES
Excess of Cash Received Over Lease Income
    Recorded                                   5,578,377           5,072,086
Purchase of Equipment for Lease               (5,777,167)         (5,457,905)
Purchase of U.S. Government Securities       _(6,790,587)       _________---
Net Cash Used in Investing Activities        _(6,989,377)       ____(385,819)

FINANCING_ACTIVITIES
Proceeds for Issuance of:
    Demand, and Fixed Rate and Money
    Market Thrift Certificates                 7,826,763           7,126,135
    Senior Thrift Certificates                 3,366,600           3,599,767
Redemption of:
    Demand, Fixed Rate, and Money
    Market Thrift Certificates                (6,041,348)         (3,573,408)
    Subordinated Thrift Certificates
    and Debentures                               (68,810)            (10,374)
    Senior Thrift Certificates                (2,345,800)       __(2,106,263)
Net Cash Provided By
    Financing Activities                     __2,737,405        ___5,035,857
Increase (decrease) in cash                   (6,143,280)          2,920,354
Cash, Beginning of Year                      __7,598,151        ___4,269,785
Cash, End of Year                            $_1,454,871        $__7,190,139




                                                    SEE ACCOMPANYING NOTES
                                                           5

              Walnut Equipment Leasing Co., Inc. and Subsidiaries
               Notes to Interim Consolidated Financial Statements


1. FINANCIAL STATEMENT PRESENTATION

    The unaudited interim financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally
    accepted accounting principles.   These statements should be read in
    conjunction with the audited financial statements and notes thereto for the year ended April 30, 1994. The accompanying interim financial statements have not been audited by independent certified public accountants, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the results of operations, and are not necessarily indicative of the results to be expected for the full year.

2.  ACCOUNTING POLICIES

    Method_of_Consolidation

    The unaudited interim consolidated financial statements of Walnut Equipment Leasing Co., Inc. for the nine month periods ended January 31, 1995 and 1994, respectively, include the operating results of its wholly-owned subsidiary, Equipment Leasing Corporation of America ("ELCOA"). All intercompany items have been eliminated for purposes of preparing the consolidated financial statements contained herein.

    Accounting_for_Leases

    The Company's lease contracts provide for total noncancellable rentals which exceed the cost of the leased equipment plus anticipated financing charges and, accordingly, are accounted for as financing leases. At the inception of each new lease, the Company records the gross lease receivable, the estimated residual value of the leased equipment, and the unearned lease income. The unearned lease income represents the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment leased. For leases originated after April 30, 1988, the Company has changed its method of accounting to conform with the requirements of FAS No. 91 "Accounting for Non Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases". Under this method, commissions paid in the amounts of $31,410 and $28,099 for the nine months ended January 31, 1995 and 1994, respectively, were accounted for as part of the Investment in Direct Financing leases.

         Unearned income is earned and initial direct costs are amortized to direct finance lease income using the interest (or "effective") method over the term of each lease.

         An allowance for doubtful direct finance lease receivables has been maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by provisions charged to operating expense and reduced by charge-offs based upon a periodic evaluation, performed at least quarterly, of delinquent finance lease receivables. Pursuant to FAS 91, reserves are established to reflect losses anticipated from delinquencies and impairments that have already occurred rather than ultimate losses expected over the life of the lease portfolio. Total write-offs charged against this reserve for the nine months ended January 31, 1995 and 1994 were $1,957,171 and $660,252, respectively, while the Company increased these reserves by charges of $901,314 and $486,123, respectively, to maintain reserves considered adequate for losses anticipated from remaining outstanding delinquent lease receivables.

    Income_Taxes_Expense

         Effective May 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expenses is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

         The net deferred tax asset as of April 30, 1994 includes deferred tax assets (liabilities) attributable to the following temporary deductible (taxable) differences:

         Operating lease method vs. direct financial method     $3,002,200
         Provision for doubtful lease receivables                  736,500
         Other                                                     (24,700)
         Net deferred tax asset                                  3,714,000
         Valuation allowance                                    (3,714,000)

         Net deferred tax asset after valuation allowance       $      ---
                                                                 =========

         A valuation allowance was required as of April 30, 1994 due to the net operating loss carryover of approximately $15,609,000 and investment tax credit carryover of approximately $1,395,000, and due to the valuation allowance for the carryforwards there is no net change in deferred tax assets for the nine months ended January 31, 1995.

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES

    Item_2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Results of Operations

    Comparison of Nine Months Ended January 31, 1995 and 1994

    Revenues from Lease Contracts

         Total revenues from direct finance leases for the nine months ended January 31, 1995 increased 1.36% or $40,959 as compared to the nine months ended January 31, 1994. This increase resulted from an increase in late charges and other fees recognized from collection of delinquent lease receivables during the nine months ended January 31, 1995 in comparison to the prior year. Aggregate new lease receivables entered increased $460,665 or 5.9% to $7,792,150 for the nine months ended January 31, 1995 from $7,331,485 for the nine months ended January 31, 1994. Management attributes this increase to the initiation of a marketing strategy that began during the second half of the fiscal year ended April 30, 1994 that emphasized increased contacts by telephone with equipment vendors and manufacturers nationwide. The Company is intensifying its efforts in contacting equipment vendors, some of whom are discovering fewer lessors willingness to accept small-ticket items, and equipment manufacturers in order to attract an increasing number of equipment vendors to utilize the Company's services. As noted below in the discussion comparing the three month periods ended January 31, 1995 and 1994, the Company is further refining these efforts in an attempt to dramatically increase volume beyond current levels. See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses", below.

         Unearned income during the nine months ended January 31, 1995 decreased by $347,403 in comparison to a decrease of $472,490 for the nine months ended January 31, 1994. During the nine month periods ended January 31, 1995 and 1994, the gross rents charged over the "net investment" in direct finance leases were 145% and 144%, respectively. The recognition of direct finance lease income reflects the composite aging of the underlying leases in the portfolio, as well as application of FAS No. 91, to outstanding leases after May 1, 1988 which affects leases originated after April 30, 1988, and changes the method used to recognize income and expense items. FAS No. 91 does not change the total income and expenses ultimately to be recognized from each transaction. Further increases in new lease volume are expected to increase the levels of unearned income in the future. The Company is continuing to increase its efforts to contact new equipment vendors to further increase the level of new business. In this regard, the Company is contacting prospective equipment vendors through a program of targeting them nationwide by industry, initially using the Company's direct mail facilities, and by increasing direct solicitation by telephone. The Company believes that increased personal contact will be one of the principal reasons for an increasing number of new vendors providing equipment for lease in the future. As noted below, in an effort to further increase new business during the current fiscal year, the Company is in the process of contacting equipment manufacturers with the expectation that it will jointly market its leasing services to the equipment manufacturer by using its in-house printing and direct-mail facilities, and when warranted, create a "private label lease program" specifically for a given manufacturer. As the number of new lease applications increase, the Company will be employing additional vendor account executives in its sales department.

         The limited use of the operating lease equipment program resulted in $12,915 of equipment being purchased for operating leases for the nine months ended January 31, 1995, and $4,183 for the nine months ended January 31, 1994. Operating lease rental income increased by $15,631 in the nine months ended January 31, 1995 as compared to the nine months ended January 31, 1994, primarily due to the purchase of additional equipment.

    Interest Expense

         For the nine months ended January 31, 1995, interest expense increased $130,360 or 4.2% as compared to the nine months ended January 31, 1994. Management attributes the increase to additional debt securities outstanding and the excess funds on hand from sale of debt securities awaiting investment in new lease receivables, offset in part by the increase in interest income from its investment in short-term U.S. government securities having maturities of six months or less. Total interest expense (disregarding interest income of $277,791 and $118,903, respectively, during the nine month periods ended January 31, 1995 and
    1994) averaged 9.1% on average total borrowings (including accrued interest) of $51,099,173 for the nine months ended January 31, 1995 as compared to 9.4% on average total borrowings (including accrued interest) of $45,169,425 for the nine months ended January 31, 1994. The increase in interest income during the nine months ended October 31, 1994 is attributable to the investment of excess cash in short-term U.S. Government treasury bills having maturities of six months or less. The interest rate on six month U.S. Treasury bills was 6.24% at January 31, 1995, which represents an increase of 97% over the 3.16% rate on similar securities at January 31, 1994. As such, the Company's interest income reflects an increase in excess of 100% during the nine months ended January 31, 1995.

    Other Expenses

         Lease origination expenses decreased 1.8% or $15,110 for the nine months ended January 31, 1995, compared to the corresponding period ended a year earlier. Lease origination expenses, including capitalized commissions paid, were 10.94% of new direct financing lease receivables during the nine months ended January 31, 1995 as compared to 11.7% for the nine months ended January 31, 1994. The decreased percentage in the period ended January 31, 1995 is attributable to the controlled costs associated with the Company's direct mail efforts during the nine months ended January 31, 1995. Effective September, 1994, the Company had eliminated its direct mail solicitation in favor of increasing the number of in-house vendor account executives to personally contact prospective equipment vendors by telephone. The Company's efforts in increasing new lease volume are continuing, and at the same time the Company is attempting to reduce these costs whenever possible without compromising it's goals. See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses". During the nine months ended January 31, 1995 and 1994, commissions of $31,410 and $28,099, respectively, were paid and included as lease origination expenses during the period. The Company believes that increasing new leases generated from repeat vendors and increasing the number of new vendors utilizing its leasing services that are being attracted through its marketing efforts, will assist to decrease the overall percentage of total lease origination costs in comparison to new lease volume in the future.

         General and administrative expenses increased by $64,729 or 4.52% for the nine months ended January 31, 1995, as compared to the corresponding period in 1994, due in part to increased recognition of amortized expenses associated with the sale of debt securities by the Company and ELCOA, and an increase in legal costs necessary to facilitate collection of its delinquent lease receivables.

         An allowance for doubtful direct finance lease receivables is maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by the provisions charged to operating expense and reduced by charge-offs. Total write-offs charged against this reserve for the nine months ended January 31, 1995 and 1994 were $1,957,171 and $660,252, respectively. See Footnote 2 to the Interim Consolidated Financial Statements. For the nine months ended January 31, 1995 and 1994, the Company recognized expenses of $901,314 and $486,123 respectively, for its doubtful lease receivable provisions. This provision was recognized in order to maintain an adequate allowance, based upon management's belief and historical experience, for anticipated delinquencies and impairments from doubtful direct finance lease receivables outstanding as of January 31, 1995 and 1994. During the nine months ended January 31, 1995, the Company conducted an extensive review of the collectibility of all past due accounts, and increased the amount of write-offs in those situations where further costs in pursuing legal remedies in collection were unwarranted.
    As a result, past due accounts four or more monthly payments past due (on a strict contractual basis) as of January 31, 1995 were $5,210,464 or 27.4% of the $19,033,137 in aggregate future lease receivables outstanding at that date. These delinquencies decreased by $1,389,013 or 21.0% from the amount of $6,599,477 (31.5% of aggregate receivables) at April 30, 1994. Management is continuing in its efforts in pursuit of collections of all past due lease receivables.

    Comparison of Three Months Ended January 31, 1995 and 1994

    Revenues

         Total revenues from direct financing leases for the three months ended January 31, 1995 decreased 5.22% or $52,673 as compared to the three months ended January 31, 1994. This decrease was attributable to a decrease in the amount of outstanding leases, offset in part by an increase in late charges and other amounts collected from delinquent lessees during the period. Aggregate new lease receivables entered increased to $2,596,150 for the three months ended January 31, 1995 as compared to $2,286,672 for the three months ended January 31, 1994. See "Further Refinements in Marketing Strategy", below. Deferred income from outstanding direct finance leases decreased by $99,610 during the three months ended January 31, 1995, after having decreased by $209,459 during the three months ended January 31, 1994.

    Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses

         Management further initiated certain measures to refine its marketing strategy during the three months ended January 31, 1995 that it believes may result in an increase in the levels of new leases to be generated in the future. The Company must increase the level of new leases and control its costs of lease origination and administration in order to reduce its operating losses.

         Management initiated certain changes during September, 1994 to enhance its previous direct mail marketing program. The Company began to purchase and/or internally obtain from equipment manufacturers nationwide lists of commercial equipment vendors in industries such as office machinery, light industrial equipment, data processing and peripheral equipment, along with food service and preparation equipment, among others. By October 31, 1994, the Company had obtained in excess of 50,000 names and information of additional potential equipment vendors, manufacturers, and other distributors which were put into its computer database. The Company has eliminated the costs associated with direct mail solicitation in favor of utilizing its in-house account executives who are responsible to contact vendors in these target groups of equipment sellers, and to solicit interest in their using the Company's leasing services as a sales tool. Once a vendor expresses interest in receiving further information, the Company's marketing materials are forwarded to the equipment vendor. The account executives maintain further contact with the equipment sellers to implement the relationships of the equipment sellers with the Company, and the Company utilizes direct mail solely to send bi-weekly reminders to interested vendors to use the Company's services.

         Although these refinements have only been recently implemented, approximately 10% of those potential equipment sellers being contacted in this manner are expressing interest in the Company's services, in contrast to the approximately 1% response rate to its former direct mail program. This represents a dramatic increase in comparison to the level achieved utilizing direct mail as a means of solicitation. The vendor account executives, who are compensated on a salary basis plus a commission for each consummated new lease transaction, are expected to generate at least ten new consummated leases per week after six months of employment with the Company. The Company expects to increase the number of account executives commensurate with an increase in new applications received from its equipment vendors.

         During the three months ended January 31, 1995, the Company began to target equipment manufacturers having a broad sales distribution network (primarily those with at least $5 million in annual sales and at lease one hundred equipment distributors and vendors) to offer them a "private label lease program" customized for their distributors' needs. The Company has entered into three such programs to date and have solicited indications of sincere interest from other manufacturers. In this way, the Company accepts responsibility for the origination, servicing, and funding for lease transactions from each manufacturer for new leases from the manufacturers distributors using the Company's forms and documentation customized with the equipment manufacturers' name. The Company uses its in-house printing and direct mail facilities to produce flyers and brochures to be distributed throughout each manufacturers' sales distribution network illustrating the benefits of leasing, to facilitate sales of the manufacturers' equipment. The Company is encouraged by the initial positive reaction received from the equipment manufacturers, and interest to further emphasize this program as a means towards increasing new lease volume.

         The Company believes that lease securitization may provide both the additional funding for and increased revenues associated with an increase in new lease volume. Reference is made to the prospectus dated January 13, 1995 relative to the offering and sale of the Company's Senior Thrift Certificates. The Company anticipates that such sales under a lease securitization program may commence during the fiscal year ending April 30, 1996, although no such sales have occurred to date as a result of the excess available funds the Company presently maintains awaiting investment in new direct finance lease equipment.


    Interest Expense

         For the three months ended January 31, 1995, interest expense increased $30,016 or 2.8% as compared to the three months ended January 31, 1994. Management attributes a significant portion of this increase to an increase in debt securities outstanding resulting in higher cash balances awaiting investment in leases. Excess funds are maintained in highly liquid U.S. Government securities of six month maturities or less, which currently yield less interest income than the interest expense being paid on excess funds. Total interest expense (disregarding interest income of $94,360 and $48,996 during the three month periods ended January 31, 1995 and 1994, respectively) averaged 8.9% on average total borrowings (including accrued interest) of $52,682,862 for the three months ended January 31, 1995 as compared to 9.3% on averaged total borrowings (including accrued interest) of $47,460,295 for the three months ended January 31, 1994.

    Other Expenses

         Lease origination expense decreased 9.27% or $27,987 for the three months ended January 31, 1995 compared to the corresponding period ended a year earlier. Lease origination expenses, including capitalized commissions paid outside leasing brokers, were 11.0% of new financing lease receivables during the three months ended January 31, 1995 as compared to 13.6% for the three months ended January 31, 1994. This decrease in costs resulted from the discontinuance of the Company's direct mail efforts as discussed above. In addition, $11,861 and $9,078 in commissions were paid during the three months ended January 31, 1995 and 1994, respectively, and were capitalized and not charged to expense.

         General and administrative expenses increased by $9,175 or 1.8% for the three months ended January 31, 1995, compared to the corresponding period in 1994, due to an increase in costs recognized in association with the amortization of deferred solicitation expenses in connection with sale of debt securities.

         An allowance for doubtful direct finance lease receivables is maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by the provisions charged to operating expense and reduced by charge-offs. As a result of the Company's extensive review of the collectibility of all past due accounts which continued during the three months ended January 31, 1995, write-offs of delinquent lease receivables were $592,422, in comparison to $178,714 during the three months ended January 31 1994. The Company provided additional provisions against these reserves in the amount of $373,141 and $163,431, respectively, during the three month periods ended January 31, 1995 and 1994. See Footnote 2 to the Interim Consolidated Financial Statements for a more detailed discussion of the accounting for the provision for uncollectable accounts.

    Capital Resources and Liquidity

         The Company has financed its growth to date primarily from proceeds of debt securities offered to the public. The Company has not experienced any difficulty in financing the purchase of equipment that it leases at current levels.

         Sales of the Company's Senior Thrift Certificates were suspended during the period from September 1, 1994 through January 13, 1995, after the declaration of effectiveness of an amendment to the registration previously filed with the Securities and Exchange Commission resulting from updated disclosures concerning the recent change in the Company's independent accountants. Sales of ELCOA's debt securities were suspended pending the effectiveness of refilling a post-effective amendment to its prospectus dated August 31, 1994, filed December 23, 1994, and declared effective January 6, 1995.

         Taking into consideration new business, the Company's cash and unhypothecated leases on hand, cash available from sale of leases to ELCOA, anticipated renewal of a portion of the Company's borrowings, anticipated sales of senior debt and other resources, it is management's opinion that its cash will be sufficient to conduct its business and meet its anticipated obligations during the current fiscal year. The Company attributes the increased redemptions during the nine month fiscal ended January 31, 1995 to increased debt outstanding, and to a lesser extent to increasing interest rates in general. No assurance can be given that the redemption of senior and subordinated borrowings will not exceed the Company's expectation or that a substantial portion of its offering of Senior Thrift Certificates or the offering by Equipment Leasing Corporation of America of its Demand and Fixed Rate Certificates will be sold.

         In view of the Company's history of losses, the uncertainty with respect to future interest rates to holders of its unsecured borrowings, the potential redemption of senior and subordinated borrowings and the uncertainty as to the sale of its offering of Senior Thrift Certificates, and of the sale of the Demand and Fixed Rate Certificates, management is unable to estimate the Company's future profitability and liquidity beyond the current fiscal year. If the Company continues to have losses, it may have difficulty in servicing its debt in future years. Management attributes its losses during the current fiscal year to the size of its lease portfolio relative to its fixed costs, including interest on outstanding debt. Management is currently exploring various means of increasing its new leases entered and the outstanding lease portfolio. See "Consolidated Statements of Cash Flows" on page 5 of this report for an analysis of the sources and uses of cash by the Company during the nine month periods ended January 31, 1995 and 1994, respectively. See also "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses on page 10 of this report on Form 10-Q.

         For a complete discussion of liquidity and capital resources for the fiscal year ending April 30, 1994, reference is made to the "Capital Resources and Liquidity" section of Form 10-K/A filed on December 23, 1994 for the fiscal year ended April 30, 1994.

                                    PART II

                                 OTHER INFORMATION


    Item 5. Other Information

    On December 23, 1994, the Company filed an additional pre-effective amendment to its prospectus, subject to completion, relative to the offer and sale of Senior Thrift Certificates. This offering commenced upon declaration of effectiveness of that amendment, on January 13, 1995.

         Post-Effective Amendment Number 2 to Form S-2 (SEC Registration Number 33-65814) relating to $29,000,000 in principal amount of ELCOA's Demand and Fixed Rate Certificates was declared effective on January 6, 1995. The sale of these securities had been suspended at the time ELCOA was notified by Glickman, Berkovitz, Levinson & Weiner, its former independent accountants, of its filing of a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code.

    Item 6. Exhibits and Reports on Form 8-K

         Reports on Form 8-K

         Reports on Form 8-K and 8-K/A filed during the three month period ended January 31, 1995, were filed on November 4, 1994, December 18, 1994, and January 6, 1995, relative to the change in the Company's and ELCOA's independent accountants.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    March_16,_1995                      WALNUT_EQUIPMENT_LEASING_CO.,_INC.
            Date


                                        S/William_Shapiro______________________
                                        William Shapiro, President and
                                        Chief Financial Officer