Form 10-K405
period 1995-04-30
WALNUT EQUIPMENT LEASING CO INC
filed 1995-07-28
CIK 312259

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K405

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)


For the fiscal year ended                              Commission file number
APRIL 30, 1995                                         2-65101

                       WALNUT EQUIPMENT LEASING CO., INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                              23-1712443
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

            SUITE 2128, 101 WEST CITY AVENUE, BALA CYNWYD, PA 19004
              (Address of principal executive offices)  (Zip Code)

        Registrant's telephone number, including area code (610)_668-0700 Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / X /   No /   /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

          No voting stock is held by non-affiliates of the Registrant.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    As of June 30, 1995, there were 1,000 shares of the Registrant's common stock, $1.00 par value, outstanding. The Registrant has no other classes of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I


Item 1.  BUSINESS

    (a)  GENERAL DEVELOPMENT OF BUSINESS

    Walnut Equipment Leasing Co., Inc. (the "Company" or "Walnut"), which was incorporated in Pennsylvania in 1969, commenced business in 1960 through its predecessor and sole common stockholder, Walnut Associates, Inc., a Delaware Corporation. It primarily engages in the business of acquiring general commercial equipment for lease throughout the United States. Effective April 29, 1977, the Company changed the situs of incorporation to the State of Delaware. The Company conducts its operations principally through wholly-owned subsidiaries in 48 states. The term "Company" refers collectively to the present Delaware corporation, its predecessors and its wholly-owned subsidiaries, unless the context otherwise indicates. On May 6, 1986, the Company formed a subsidiary, Equipment Leasing Corporation of America ("ELCOA") which the Company capitalized on May 23, 1986 with equipment costing $1,000,000 and related direct financing leases, in exchange for all of that subsidiary's voting common stock. ELCOA is operated as a separate entity, with its own Board of Directors, a majority of the members of which are independent of the Company.

    (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The Company conducts business in only one industry segment, the leasing of commercial equipment. See the Consolidated Financial Statements included in
Item 8 to this report.

    The Company's principal business is the acquisition of commercial and industrial equipment for business use which it leases under full-payout direct financing leases to what it considers credit-worthy lessees. See "Marketing" and "Credit Policy." The Company services the needs of manufacturers and distributors of small commercial equipment by offering them the opportunity to use leasing as a sales tool. See "Marketing." The Company acquires the equipment only after leases have been consummated. The Company ordinarily writes leases for periods of one to five years for equipment costing $750 or more, but which did not usually exceed $6,000. The lease agreements entered into between the Company and the lessees contemplate the payment of funds sufficient to recover the Company's investment and to provide a profit over the terms of the leases. The Company recognizes as income over the entire term of the leases the difference between the total rents scheduled to be collected along with the estimated residual value of the equipment at the end of the lease term, less the cost of the equipment. The Company recognizes income from each lease over it's respective term, even if payments are delinquent for any number of months. The Company sets aside from its income a provision for anticipated losses from delinquencies. See Footnote 1 to the Consolidated Financial Statements. The lease agreements do not contain an express purchase option. The Company has offered the equipment for sale to the former lessee after expiration of the lease at approximately 10% of the Company's original equipment cost, which is sufficient to recover the recorded residual value. Substantially all leased equipment has been sold to the lessees at termination of their leases. See "Marketing".

    The leases require that the lessee maintain and insure the equipment. The Company disclaims any obligation to repair or maintain the equipment. The lessee relies solely on warranties or services from the vendor or the manufacturer of the equipment. In leasing equipment the Company relies principally on the credit of the lessee to recapture its cost of equipment rather than the residual value of the equipment. Due to the small size of each individual lease, the Company does not conduct an actual physical inspection of the equipment prior to or during the term of the lease, but relies instead upon both written and oral representations by the lessees regarding satisfactory acceptance of the equipment, prior to commencement of the lease and payment of the vendor's invoice by the Company. The Company carries its own insurance in the event the lessee fails to insure, and also maintains insurance which management believes is adequate against liability from the anticipated use, or loss by fire or otherwise of the equipment by the
lessees.   These leases are commonly referred to as direct finance leases.

    The Company uses a standard non-cancellable lease for its direct finance leases, the terms and conditions of which vary slightly from transaction to transaction. These leases are commonly referred to as "full-payout", "hell or high water", or finance leases pursuant to Article 2A of the Uniform Commercial Code. As such, the lessees are unconditionally obligated to make monthly rental payments to the Company irrespective of the condition, use, or maintenance of the equipment under lease. In management's opinion, the lessees have no legal or equitable defenses that may be asserted against the Company in the event the leased equipment does not function properly. In substantially all cases, the lease states that lessees are obligated to (1) remit all rents due, regardless of the performance of the equipment; (2) operate the equipment in a careful and proper manner and in compliance with applicable governmental rules and regulations; (3) maintain and service the equipment; (4) insure the equipment against casualty losses and public liability, bodily injury and property damage; and (5) pay directly or reimburse the Company for any taxes associated with the equipment, its use, possession or lease, except those relating to net income derived by the Company therefrom.

    Under terms of the lease contract, the lessees are prohibited from assigning or subletting the equipment or appurtenant lease to any third party without the express written consent of the Company. The lease provides that the Company, in the event of a default by the lessee, may declare the entire unpaid balance of rentals due and payable immediately and may seize and remove the equipment for subsequent sale, release or other disposition. During the fiscal year ended April 30, 1995, the Company entered into 2,170 direct finance leases which had an average initial term of approximately 34 months representing aggregate contractual lease receivables of $10,189,624. Of these, a technical event of default in the terms of the lease contract occurred in 688 leases having an aggregate contractual lease receivable of $2,840,871, of which 109 having an aggregate contractual lease receivable of $314,225 (included in the 688 leases) were serious enough to require the Company to declare the entire unpaid balance of rentals due and payable immediately. See "Marketing".

    The Company has, from time to time, leased equipment under renewable leases which do not contemplate full recovery of the Company's original costs during their initial one year term. These leases are referred to as operating leases, intended primarily for large corporate and governmental lessees that are restricted from entering into leases with terms longer than one year. The leases are automatically renewed for an additional year, and so on from year to year, unless terminated upon ninety days' prior written notice.

    Under the operating lease the lessee is granted an option to purchase the equipment for the original invoice price less a credit for a portion of the rentals paid. The Company requires equipment vendors to refrain from replacing for two years the equipment should the lessee cancel after the initial one year term. The monthly rental is calculated as 6% of the equipment cost monthly. Total annual rentals charged by the Company equals 72% of the original equipment cost. The repurchase price is equal to the original cost of the equipment, less a credit for a portion of the rentals received from the lessee. There are no assurances that the Company's costs will be recovered. As of April 30, 1995, the net book value of equipment subject to operating leases was $23,316. As of that date, the Company had contracts for operating leases in the aggregate remaining balance of $3,346 all of which are due during the fiscal year ended April 30, 1996.

    The Company (including ELCOA), as of April 30, 1995, owned 8,474 direct financing leases with an aggregate balance of $18,829,268, on a consolidated basis, with an average lease receivable balance of $2,222. Of these leases, 467 had balances between $6,000 and $9,999 with an aggregate balance of $3,423,095, and 123 had balances in excess of $10,000 with an aggregate balance of $1,814,062. Leases over $6,000 accounted for 7.0% of the total number of leases outstanding and 27.8% of the total dollar amount of lease receivables outstanding at April 30, 1995. On occasion, the Company enters into more than one lease agreement with a particular lessee. The three largest lessees held leases with aggregate balances of $42,606, $40,095 and $34,518 as of April 30, 1995. Accordingly, no single lessee represents over
 .2 percent of the outstanding lease portfolio. As of April 30, 1995, ELCOA owned 7,964 direct financing leases which had an aggregate lease receivable balance of $17,267,612, and an average lease receivable balance of $2,168. Of these leases, 404 had balances between $6,000 and $9,999 with an aggregate balance of $2,950,921 and 88 had balances in excess of $10,000 with an aggregate balance of $1,348,968.

    The Company purchases its equipment for lease from a variety of equipment vendors located throughout the United States, none of which was responsible for supplying the Company with 5% or more of its equipment purchases. See "Marketing". There are no back-log orders for equipment purchase commitments. The Company believes it is in a competitive position within its industry because of its ability to carry a large number of small equipment leases through the extensive utilization of electronic data processing and its "back office" facilities. Electronic data processing includes proprietary computer programs developed exclusively for the Company, which enable it to maintain detailed records of each lease contract presently outstanding and can likely service by at least ten fold its present number of contracts without modification. Other "back-office" facilities include credit investigation, documentation, bookkeeping and collection departments, all centrally located in the Company's headquarters which eliminate the need to contract outside services to perform these duties now and in the future. However, future growth is dependent upon sources of adequate financing for the cost of newly acquired equipment, including the proceeds from the sale of Senior Thrift Certificates and the sale of debt securities by ELCOA, the Company's wholly-owned subsidiary. See "Methods of Financing."

    During the three fiscal years ended April 30, 1995, 1994, and 1993, the gross rents charged over the "net investment" in direct finance leases were 145%, 147% and 149%, respectively. Gross rents are calculated as the aggregate rentals contracted to be received over the terms of all leases entered during the respective years, and are not on an annual basis. The overall decrease in interest rates over the three fiscal years ended April 30, 1995 contributed to a small decrease in the overall rates charged on new leases. Factors considered by the Company in determining the rents to be charged are the net equipment cost, marketing expenses, credit investigation, document processing, invoicing and collections, potential bad debt write-offs, the Company's cost of funds, term of the lease, and a profit margin.

    The Company's leasing activities are not generally oriented towards creating tax benefits, and therefore changes in recent tax legislation since 1986 have only a marginal benefit to the Company. The Company believes that some of the Company's competitors lost the benefit of using excess tax deductions and credits generated by their leasing operations to offset income from other sources, which in the past allowed them to offer lower leasing rates than the Company. To the extent the changes mentioned above reduced the benefits of equipment ownership, the Company believes that businesses might be more inclined to lease because deductibility of rental payments by the lessees remain unaffected, while purchases no longer provide certain tax advantages. Management believes that changes under the Tax Reform Act of 1986, as amended, have had no material impact on the Company's operations.

    MARKETING

    Since its inception, the Company has concentrated on seeking lessees desiring to lease equipment costing $6,000 or less under direct finance leases, because it believes that there is less competition for small leases. In addition, the Company is able to spread risk of loss from defaulted leases over a greater number of leases. It leases items such as office equipment, business machines, graphic arts equipment, scientific and medical instrumentation, material handling equipment, microfilm equipment, automobile test equipment, cash registers, restaurant and food-service equipment, and other business, industrial and commercial equipment and does not concentrate in any one type. The equipment purchased is primarily newly manufactured equipment, but on occasion the Company will purchase used equipment for lease at its then fair market value. The equipment is located throughout the United States without undue concentration in any one area. The Company's historical experience indicates that the equipment under lease does not generally become obsolete at the conclusion of the lease term.

    The Company concentrates its marketing effort to reach salesmen, dealers distributors and branch offices of companies selling equipment similar to that described above for lease to appropriate lessees. The Company has previously used regional offices, direct mail programs, and telemarketing, all of which have been phased out in favor of the Company's current marketing strategy that emphasizes direct contact with manufacturers in promoting leasing as a sales tool to their dealers. The Company believes that with the cooperative efforts of equipment manufacturers, an increased number of dealers and distributors (i.e. "vendors") will become aware of the option of using leasing as a sales tool, which in turn will increase the generation of new leases by the Company. The Company currently actively conducts business on a monthly basis through approximately 180 equipment vendors, distributors, and branch outlets of manufacturers, none of which supply more than 5% of the Company's new business.

    The following table reflects the aggregate dollar amount of rentals represented by new leases and the number of such leases written during each of the last three years, on a quarterly basis.

                                   Fiscal Years Ended April 30,
                                   1995             1994             1993
                            -----------      -----------      -----------
Aggregate Lease Rentals     $10,189,624      $10,168,874      $11,293,059

Number of New Leases              2,170            2,242            3,060

Average Amount per New Lease     $4,696           $4,536           $3,691

New Leases
Entered Quarterly
- -----------------
First Quarter               $ 2,824,902      $ 2,744,959      $ 3,464,883
Second Quarter                2,371,098        2,299,854        3,067,690
Third Quarter                 2,596,150        2,286,672        2,518,282
Fourth Quarter                2,397,474        2,837,389        2,242,204

    During the beginning of the third quarter of the fiscal year ended April 30, 1993, management eliminated certain types of equipment that it previously considered for lease, such as credit-card machines, commercial water coolers and security surveillance equipment. Management believed that these, as well as other types of equipment it considered to be over-priced, were a factor in the increased amount of delinquencies during the fiscal year ended April 30, 1993. In addition, management restricted the submission of lease applications through brokers as the ratios of consummated leases to the number of applications submitted was unacceptable. These factors, in conjunction with a weak nationwide economy, led to the decline in new lease volume during the remainder of the fiscal year, which trend continued into the fiscal years ending April 30, 1994 and 1995. The Company estimates that its share of the "small-ticket" leasing market for commercial equipment costing less than $25,000 is less than 1%.

    During the fourth quarter of the fiscal year ended April 30, 1994, the Company refined its marketing efforts aimed at equipment manufacturers, encouraging them to cooperate with the Company in educating their dealer or branch office distribution networks with using leasing as a sales tool.
During the last three months of the fiscal year ended April 30, 1995, the Company began to target equipment manufacturers with sales in excess of $5 million and an established distribution network to offer them a "private label lease program". These programs are intended to further increase the Company's marketing efforts. For a more complete discussion of these efforts, see "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses" on page 22. Management anticipates that these programs will continue, and as other leasing companies raise their minimum transaction size, the Company expects to gain from an increase in new lease applications being submitted. As noted by the table above, the average new lease receivable has increased approximately 27% over the three fiscal years ended April 30, 1995, and management expects this trend to continue as its cooperative efforts with equipment manufacturers mature. The decision to eliminate leases for credit card machines and water coolers during the fiscal year ended April 30, 1993 also contributed to this trend.

    The Company markets its leases throughout the United States. The following is a breakdown as of April 30, 1995 of the original cost of equipment, net of residual value, that the Company owns or manages on behalf of ELCOA in various areas of the United States. Approximately $23,702,713 in original equipment cost is owned by ELCOA, and managed by the Company. See "BUSINESS - Methods of Financing."

                                         Amount             %
                                    -----------          ------
              New England           $ 2,805,186           11.02
              Mid Atlantic            7,779,174           30.56
              Southeast               4,533,609           17.81
              Midwest                 2,593,906           10.19
              South                   2,227,349            8.75
              Rocky Mountain            534,564            2.10
              West Coast              1,985,522            7.80
              Southwest               2,996,102           11.77
                                    -----------          ------
                                    $25,455,412          100.0%
                                    ===========          ======

    CREDIT POLICY

    In order to conduct a business dealing in leases principally under $10,000, the Company has developed what it considers to be an efficient method of determining credit risks. The Company bases its decision to accept an application from a potential lessee on the Company's assessment of the lessee's ability to meet its obligations for payments as set forth under the lease and not upon the resale value of the equipment in the event of the lessee's default. The Company's lessees range from newly formed businesses (less than two years in business) to major corporations. Lease rental rates are established based upon the Company's assessment of credit risk, as newly formed and smaller businesses pay a higher rate in general than would established companies. As the Company entered into an excess of 2,100 leases to all types and sizes of businesses during the fiscal year ended April 30, 1995, it is unable to quantify with any certainty the general material characteristics of all of its lessees. The Company believes that at least a majority of its lessees are small to medium size businesses with between $100,000 and $2,000,000 in annual sales and less than 50 employees. The Company relies heavily on bank references, trade references, personal credit reports on the principals of the lessee, number of years in business, property searches and other credit bureau reports. In addition to the credit investigation, the Company generally requires the owners and principal shareholders (and their spouses) of sole proprietorships, partnerships, and closely-held corporations which have been in business less than three years, or have fewer than 20 employees, to personally guarantee the obligations of the lessee. Additional rental prepayments are required if the lessee has been in business for less than two years. Most credit decisions are made within one day of the initial credit application. The Company has found that credit evaluation is essential as the equipment has a substantially reduced value on resale or releasing.

    Consequently, it must rely primarily on its initial credit judgment. The Company employs 7 people in its Credit and Collection Departments, and has a policy of litigating all claims against lessees for unpaid rentals. These claims are usually settled in favor of the Company, as the lease contract provides that in the event of default by the lessee, the Company is entitled to the accelerated balance of the remaining contractual lease payments, late charges and, in the event of litigation, reimbursement for collection costs and reasonable attorney's fees. Historically, the amount recovered from collections of delinquent leases has exceeded the legal fees incurred in connection therewith. The Company reimbursed the law firm of William Shapiro, Esq., P.C., an affiliate, for payroll costs of its staff attorneys and any required advances for court costs, and did not pay any other fees on either a contingent or hourly basis. Neither William nor Kenneth Shapiro who are officers and directors of the Company are included in the law firm's payroll. William Shapiro is the sole shareholder of the law firm. See Note 10 to the Consolidated Financial Statements.

    Prior to May 1, 1988, at the inception of each new lease, an allowance was established for potential future losses. The level of the allowance was based upon historical experience of collections, management's evaluation of estimated losses as well as prevailing and anticipated economic conditions. Management evaluated the adequacy of the resulting allowance annually. The allowance is currently based upon a periodic evaluation, performed at least quarterly, of delinquent finance lease receivables to reflect anticipated losses from delinquencies and impairments that have already occurred. See Note 1 to the Consolidated Financial Statements. During the three fiscal years ended April 30, 1995, 1994 and 1993, the allowance for doubtful accounts was increased annually by provisions in the amounts of $1,635,963, $792,879 and $1,143,471, respectively. The amounts written off in each of the three fiscal years ended April 30, 1995, 1994 and 1993 were $2,111,032, $897,098 and $932,194, respectively. The Company aggressively takes legal recourse with respect to each delinquent lease irrespective of the amount at controversy and believes this approach is an important part of the collection effort. Obligations are not written off until there is either an adverse court decision, bankruptcy or settlement, and local counsel has determined that the obligation cannot be recovered.

    The Company makes a practice of assessing and collecting late charges on all delinquent accounts, if possible. Late charges are assessed on all delinquent accounts at the rate of 5% monthly of the delinquent past due payments. Late charges collected and included in revenue for the fiscal years ended April 30, 1995, 1994 and 1993 were approximately $418,000, $372,000 and $323,000, respectively. Increased emphasis on collections accounted for the increase in late charges for the three fiscal years ended April 30, 1995. In addition, the Company has historically recovered at least the recorded amount of residual values at the conclusion of each lease, unless written-off as uncollectible. See Note 1 to the Consolidated Financial Statements.

    The Company believes that its loss experience and delinquency rate are reasonable for its operations. The Company's rates charged on its leases tend to be higher than industry averages due to the relative lack of competition in small-ticket leasing. The higher rates are intended to offset the increased credit risks and processing costs associated with small-ticket leases. Although the Company's loss experience measured as a percentage of net charge-offs to average lease receivables outstanding is consistent with industry averages, its delinquency rate is higher than industry averages because of its market, i.e. primarily small to medium sized business. In addition, delinquent receivable balances appear higher than industry average because of the Company's decision to pursue delinquent lessees until all collection efforts have been completely exhausted.

    The implications of these higher percentages require the Company to continue its collection efforts diligently to minimize its actual losses from delinquent accounts. The Company notes that because of recent changes in bankruptcy laws and delays in state court systems nationwide, the time necessary to litigate and collect on any judgment has increased during the past five years. Experience over the five years, measured as a percentage of net charge-offs, remained fairly constant. The increase in net charge-offs during the fiscal year ended April 30, 1995 resulted from the exhaustion of legal efforts to collect certain delinquencies arising prior to May, 1989, for which management believed further attempts to collect to be futile. Management attributes the increase during fiscal 1993 from fiscal 1992 to the increased size of the Company's outstanding lease portfolio, and losses from problems associated with discontinued types of equipment being leased. See "Marketing". The management of receivables during the past three years in light of relatively weak economic conditions and overextension of small and medium-size businesses continues to pose a demanding challenge upon financial institutions in general. Business failures, bankruptcies, and the trend toward slower payment increased when compared to prior years. The Company's lessees, many of them owners of small and medium-sized businesses, have been particularly affected by the economic malaise during the past three fiscal years. However, because of the diversification of the Company's leases in dollar amount and geographical location, any continued weakening in the economy should have no material impact on the Company's overall cash flow. The collection of delinquent lease balances remains one of the Company's top priorities, resulting in a shifting of staff priorities to the collection and legal functions.

    The allowance for doubtful accounts was 7.5% of total finance lease receivables at April 30, 1995 which management believes is adequate for future write-offs on the Company's aggregate lease receivables as of April 30, 1995. See Note 1 to the Consolidated Financial Statements. Charge-offs as a percentage of average aggregate future lease receivables were 10.61%, 4.20%, 4.37%, 2.55%, and 2.14% for the fiscal years ended April 30, 1995, 1994, 1993,
1992 and 1991, respectively. Gross chargeoffs increased during the fiscal year ended April 30, 1993 as a result of the change from a manual to computerized legal tracking system in the legal area, prompting additional charge-offs of leases deemed uncollectible as a result of an additional review of all delinquent accounts undertaken during the conversion. During the fiscal year ended April 30, 1995, management conducted an extensive review of the collectibility of all past due accounts, and further increased the amount of write-offs in those situations where further costs in pursuing legal remedies in collection were unwarranted. This analysis considered the post-judgment filing costs associated with the Company's methods of collection, including but not limited to bank, wage, personal property, and real estate foreclosure, and the possibility of recovery exceeding those costs based upon the financial condition of the lessee. As a result, the amount of write-offs during the fiscal year ended April 30, 1995 represents a dramatic increase, while the amount of past-due accounts decreased proportionately. While the writeoffs of delinquent lease receivables increased dramatically during the fiscal year ended April 30, 1995, management considers the type of leases previously entered into to be a contributing factor to the increased writeoffs. As the credit quality and character of new leases to be generated improves, the percentage of future writeoffs is expected to decrease as the need for continuing provisions for doubtful accounts is reduced.

    ANALYSIS OF DELINQUENCIES

    The Company's collection department follows a seven day cycle with regard to collection of delinquent leases and maintains status reports of each contact. During the fiscal year ended April 30, 1994, management integrated its data processing capabilities with its collection efforts to make the collection effort more efficient. On the 7th, 14th and 21st day after a delinquent lease payment is due, a reminder is sent requesting payment. On the 28th and 35th day after a payment is due, a written collection letter is sent to the lessee. On the 42nd day after the due date, a mailgram is sent from the collection department demanding payment of the delinquent balance. On the 49th, 56th and 63rd day after payments are initially due, additional letters are sent demanding immediate payment. On the 70th and 77th day, an attorney's letter is sent informing the lessee that suit will commence if payment is not received immediately. On the 84th day after the due date, an attorney letter informing the lessee of immediate suit is sent. On the 91st day, the case is referred to local counsel for suit. As of April 30, 1995 and 1994, approximately $3,723,593 and $4,709,748, respectively, of direct finance lease receivables based on a strict total contractual basis of the aggregate balance remaining of each lease (not based upon recency of last payment) were 12 or more months past due. During the fiscal years ended April 30, 1995 and 1994, net collections from cases referred to local attorneys for suit were approximately $1,379,000 and $1,626,000, respectively. The amount collected during fiscal 1995 decreased in proportion to the overall decrease in past due lease receivables reflected in the chart which follows. An increase during fiscal 1994 resulted from changes in the attorneys engaged in the collection of delinquent receivables and management's efforts in streamlining the procedures employed in collections by local attorneys. The results of these efforts are reflected in the decrease in payments delinquent four or more months past due in the table which follows.

    The Company recognizes as income over the entire term of the leases the difference between the total rents scheduled to be collected along with the estimated residual value of the equipment at the end of the lease term, less the cost of the equipment. The income from all leases continue to be recognized, even if payments are delinquent for any number of months. The Company sets aside from its income a provision for anticipated losses from delinquencies. See Footnote 1 to the Consolidated Financial Statements.

    Leases are written-off only if there is an adverse court decision, bankruptcy, settlement, or unwarranted further costs of collecting insignificant lease balances, and assigned counsel in the state where the lessee does business has determined that further action in recovering the debt is unwarranted. The Company does not repossess equipment on underlying delinquent leases (except for certain instances under federal bankruptcy laws) which may be over 24 months past due as repossession would compromise the Company's ability to recover a money judgment equal to the total remaining payments due under the lease contract. When the equipment is returned to the Company, the Company maintains an inventory of the repossessed equipment until it can be re-let or sold. The Company writes down the carrying value of this equipment to its forced sale value when it is repossessed. As of April 30, 1995, the Company maintained an inventory of repossessed equipment in the amount of $90,854, and established reserves of $81,108 to reduce the carrying value to the equipment's estimated, realizable forced sale value.

ANALYSIS OF DELINQUENCIES, continued
                                                    1995                   1994                  1993
                                                $          %           $          %          $          %
                                           -------------------     ------------------    -------------------
Aggregate Future Lease Receivables         $18,829,268    100.0    $20,979,917   100.0   $21,739,601   100.0


 Current                                    11,763,768     62.4     13,003,138    62.0    13,451,303    61.9


 Past Due - Two Monthly Payments             1,178,983      6.3      1,017,320     4.8     1,074,887     4.9


 Past Due - Three Monthly Payments             485,901      2.6        359,982     1.7       402,282     1.9


 Past Due - Four or More Monthly Payments    5,400,616     28.7      6,599,477    31.5     6,811,129    31.3


Aggregate Future Lease
 Receivables - Twelve or More
 Months Past Due                             3,723,593     19.8      4,709,748    22.4     4,762,421    21.9


Aggregate Future Lease
 Receivables - Twenty-Four
 or More Months Past Due                     2,394,188     12.7      2,957,453    14.1         *

*  Information Unavailable

ANALYSIS OF BAD DEBT WRITE-OFFS
                                          Fiscal Years Ended April 30,
                                      1995             1994            1993
                               -----------      -----------     -----------
Aggregate Future
 Lease Receivables             $18,829,268      $20,979,917     $21,739,601

Provisions for
 Doubtful Accounts               1,635,963          792,879       1,143,471

Gross Charge-Offs                2,118,607          899,690         932,546

Gross Recoveries                     7,575            2,592             352

Net Charge-Offs                  2,111,032          897,098         932,194

Average Outstanding Future
 Lease Receivables              19,904,593       21,359,759      21,348,751

Percent of Net Charge-Offs
 to Average Net Lease
 Receivables                         10.61%            4.20%           4.37%

Allowance for Doubtful
 Lease Receivables               1,413,389        1,888,458       1,992,677

Percent of Allowance for
 Doubtful Lease Receivables
 to Aggregate Future Lease
 Receivables                           7.5%             9.0%            9.2%

Percent of Allowance for
 Doubtful Lease Receivables
 to Aggregate Future Lease
 Receivables Past Due Four or
 More Monthly Payments                26.2%            28.6%           29.3%

    METHODS OF FINANCING

    The Company, in order to conduct its business, must have the financial resources with which to purchase the equipment it leases. The funds for such purchases have been generated during the past three fiscal years primarily from net proceeds from sale of debt securities and receipt of rental payments. In the past, the Company and ELCOA have registered and sold debt securities to the public to fund the purchase of equipment for lease.

    The Company intends to continue its registration and sale of Senior Thrift Certificates during the next fiscal year. It does not intend to issue any securities which will be senior to the Senior Thrift Certificates previously issued and currently outstanding absent any unforeseeable circumstances, although there are no restrictions on any such issuances of additional debt. These senior debt securities will carry interest rates which are expected to be lower than the outstanding subordinated debt obligations. ELCOA's offer and sale of Demand and Fixed Rate Certificates are also expected to provide a substantial source of funds. Proceeds of sale from these securities will replace existing indebtedness at maturity, and provide additional funds for the purchase of equipment for lease. See Notes 3, 4 and 5 to the Consolidated Financial Statements.

    In an effort to increase the utilization of its lease origination, administrative, and servicing capabilities, and to reduce the cost per lease for providing these services, the Company could, in the future, market these services on a fee basis to other companies, including financial institutions. The Company believes this would allow it to offset certain fixed costs without requiring increases in new funds raised through sales of its senior debt or other financing.

    During the fiscal years ended April 30, 1995 and 1994, the Company was approached by other organizations seeking to sell all or a portion of their small-ticket leasing portfolios, including savings & loans and other small leasing companies. Management determined that the offers received were unacceptable due to problems with documentations, original credit investigations, lack of any warranties associated with any contemplated purchase, and yield requirements of the sellers. During the fiscal year ended April 30, 1995, management responded to a solicitation for bids to purchase a portfolio of leases taken by the Pennsylvania Insurance Commission in connection with the rehabilitation of a domiciled insurance company that operated a small-ticket leasing company. While the Company determined that a cash bid was unwarranted, it submitted an acceptable bid to collect and administer the portfolio of leases for a contingency fee of fifty percent (50%) of the gross leases collected. On May 18, 1995, the Company signed an agreement with the Office of Liquidations and Rehabilitations of the Pennsylvania Insurance Commission to collect and administer this portfolio of approximately 75 leases having an aggregate lease balance of approximately $1,800,000. Due to the material delinquencies associated with a portion of this portfolio, management is not yet able to determine what, if any, amounts are anticipated to be collected in the next fiscal year from its efforts. However, management does not believe that it will incur any additional costs in the administration and collection of these leases as a result of its established back-office personnel and procedures.

    The Company has been engaged to perform certain lease origination functions (i.e. marketing, credit investigation, and documentation processing) on behalf of its wholly-owned subsidiary, ELCOA, for which it will be paid an amount equal to four percent (4%) of the gross equipment purchases by the Company for lease, plus reimbursement for any direct selling expenses, principally commissions to outside lease brokers. ELCOA purchases its equipment for lease from Walnut. Walnut relies upon a variety of equipment vendors located throughout the United States, none of which is responsible for supplying 5% or more of their total equipment purchases. ELCOA relies upon Walnut's facilities and staff to develop its leases. Under terms of an option agreement, ELCOA has the continuing right of first refusal to purchase newly acquired equipment, as well as the related leases, when Walnut has equipment available for sale. This agreement continues until terminated by the mutual agreement of the parties in writing. In addition, the Company will receive six dollars fifty cents ($6.50) per month per outstanding lease for performing certain administrative functions for ELCOA, notably invoicing of monthly rentals, collection of lease receivables and residual values, management guidance, personnel, financing, and the furnishing of office and computer facilities, under a Service Contract. All rentals received on behalf of ELCOA are segregated, processed and deposited into an escrow account pursuant to a written agreement. Management believes that the terms of purchase are at least as favorable as those available from unaffiliated third parties.

    It should be noted that although the Company's rental income from its lessees is fixed at the inception of each lease, its net income from a given lease is affected by changes in the interest rate it pays on borrowed funds. To the extent that the interest rates charged by any financial institution that may hypothecate leases or the interest rates that the Company pays on its debt securities increase, the Company must pay any such increased cost without having the ability to increase its rental charges on existing leases.

    ELCOA registered for sale on January 6, 1995 a $29,000,000 offering of Demand and Fixed Rate Certificates. As of June 1, 1995, approximately $10,000,000 of these securities had been sold. ELCOA intends to register for sale during the fiscal year ending April 30, 1996 additional debt securities to supplant the balance remaining to be sold. ELCOA's sale of additional debt securities, which are similar to Walnut's Senior Thrift Certificates, will allow the Company to increase the funds of the consolidated group thereby enabling the Company to increase the amount of equipment purchased for lease. The Company anticipates ELCOA's cost of funds in connection with the sale of ELCOA's securities to be less than the Company's, thus allowing the Company and ELCOA to maintain competitive lease rates in the market to attract new business. This will result in increased cost efficiencies in lease origination and administration expenses to the consolidated group, as fixed costs of operations would be allocated over a greater number of new leases generated.

    ELCOA's costs of operations are in direct proportion to the size of its lease portfolio. Since ELCOA is a subsidiary of the Company, both companies are consolidated for financial statement purposes in accordance with generally accepted accounting principles, whereby all intercompany accounts are eliminated in the preparation of consolidated financial statements. The transfer of assets that capitalized ELCOA did not change the total assets, liabilities, or shareholders' deficit of the Company on May 23, 1986.
However, in the event of the reorganization or liquidation of the Company, the claims of holders of ELCOA's debt securities would have a higher priority than claims which would be asserted by a holder of the Company's debt against ELCOA's assets.

    To the extent that the volume of new lease receivables to be generated in the future increases as management anticipates, the Company believes that lease securitization may provide both the additional funding for and increased revenues in conjunction with future growth. Reference is made to the "Summary of the Offering" section of the prospectus dated January 13, 1995 relative to the offering and sale of the Company's Senior Thrift Certificates. The Company anticipates that such sales under a lease securitization program may commence during the fiscal year ending April 30, 1996, although no such sales have occurred to date, as a result of a lack of any increase in new lease volume, and excess cash on hand.

    EMPLOYEES

    The Company employs approximately 60 full and part-time persons and considers its relationship with its employees to be satisfactory.

    DATA PROCESSING

    Almost all of the Company's bookkeeping or recordkeeping is performed by electronic data processing utilizing programs developed and owned by Financial Data, Inc., a subsidiary of Walnut Associates, Inc. Walnut Associates Inc. is an affiliate of ELCOA and also the owner of all of the outstanding stock of the Company. See Footnote 10 to the Consolidated Financial Statements. The programs are designed to permit the growth of the Company's business without a significant increase in bookkeeping or recordkeeping costs. In the opinion of management, the Company maintains sufficient duplicate records to safeguard its information.

    COMPETITION

    Equipment leasing and related businesses are highly competitive, and competition may increase. A number of concerns are engaged in the same types of business as the Company, including: (1) finance divisions, affiliates or subsidiaries of suppliers which sell products leased by the Company; (2) banks or their affiliates; (3) other leasing and finance companies, including ELCOA; and (4) independently-formed partnerships operated for the specific purpose of leasing equipment. Many of these organizations have greater financial or other resources than the Company and, therefore, may be able to obtain funds on terms more favorable than those available to the Company. This may permit such organizations to offer lease terms which the Company could not match. Also, such organizations may have competitive advantages including their affiliation with vendors and their nationwide leasing organizations, or their ability to offer "floor planning" programs which is the financing of an equipment vendor's unsold inventory.

    The Company seeks to compete primarily on the basis of service (by providing simplified documents, prompt credit decisions, and by accepting a multitude of types of equipment for lease) to a particular segment of the industry, (i.e. small-ticket items), and by making its services available nationwide (both urban and rural). It does not limit itself geographically to regional sales offices as do some of its competitors, but extends its services through use of toll-free telephone lines, facsimile transmission, and the mail. The Company cannot compete for larger ticket items where rate is a factor, because of its higher cost of funds, and therefore must limit itself to the small-ticket market.

Item 2.  PROPERTIES

    The Company subleases from Walnut Associates, Inc. approximately 12,600 rentable square feet at its headquarters located at 101 W. City Avenue, Bala Cynwyd, PA. The lease for office space terminates on August 31, 1995 and will not be renewed. The Company is presently in the final stages of negotiation for new office space beginning September 1, 1995. Walnut Associates, Inc. sublets 252 square feet to Welco Securities, Inc., 768 to Financial Data, Inc., and 1,344 to the law offices of William Shapiro, Esq., P.C., all of which are affiliates of the Company. Future minimum rental payments from the Company are anticipated to be due as follows:

    Fiscal Year Ending
         April 30,            Amount
    ------------------        ------
           1996             $ 65,636

    The Company also leases approximately 4,300 square feet of warehouse and print shop facilities at 15 South 4th Street, Fernwood, Pennsylvania, from Walnut Associates, Inc., the Company's sole shareholder of common stock. The terms of the lease provide for an annual rental of $3.00 per square foot payable at $1,075 per month for the period from April 1, 1992 through March 31, 1997, with an option for an additional five year renewal thereafter. Commitments for rental payments are due as follows:

    Fiscal Year Ending
        April 30,            Amount
    ------------------       ------
          1996              $12,900
          1997               11,825
                            -------
                  Total     $24,725
                            =======

    ELCOA leases its own office space and conference room facilities at 501 Silverside Road, Wilmington, Delaware. The lease for this space continues on a month to month basis with 60 days notice.

Item 3.  LEGAL PROCEEDINGS

    There are no legal proceedings or actions pending or threatened against the Company or to which its property is subject, which management believes would have a materially adverse effect on the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                    PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

    As of June 30, 1995, the Company's common stock was held by one entity as set forth in Item 12 of this Form 10-K. There is no public market for the Company's common stock. The Company has paid no dividends during the past two years with respect to its common stock.

ITEM 6. SELECTED FINANCIAL DATA
The following summarizes certain financial information with respect to the Company for the five years ended April 30, 1995, and should be read in conjunction with the discussion at "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS" and the "Consolidated Financial Statements."
                                                     Year Ended April 30,
                                 1995          1994          1993          1992          1991
                           ----------    ----------    ----------    ----------    ----------
OPERATING RESULTS:
Operating Revenue          $3,979,146    $3,960,337    $4,027,780    $3,577,772    $2,831,226
Interest Expense, net       4,313,253     4,094,189     3,637,908     3,205,121     2,775,715
Net Loss                   (5,064,166)   (4,082,175)   (3,864,576)   (3,078,250)   (2,950,490)
BALANCE SHEET DATA:
Total Assets               25,443,367    25,479,099    22,277,616    18,246,128    14,891,656
Demand, Fixed Rate, and
  Money Market Thrift
  Certificates             24,521,875    21,810,991    18,041,504    12,867,678     8,777,787
Senior Thrift
  Certificates             18,783,578    16,650,670    14,085,849    11,713,791     9,631,291
Subordinated Thrift
  Certificates              6,025,366     6,038,409     6,138,830     6,390,450     7,046,487
Subordinated Debentures         5,858         5,858         7,718         7,718        11,500
Shareholders' Deficit (2) (30,043,116)  (24,978,950)  (20,896,775)  (17,030,006)  (13,948,947)
OTHER FINANCIAL DATA
% of Interest Expense
   to Operating Revenue         108.4%        103.4%         90.3%         89.6%         98.0%
Ratio of Earnings
   to Fixed Charges (1)           ---           ---           ---           ---           ---
Aggregate New Leases
   Entered                 10,189,624    10,168,874    11,293,059    13,218,230     8,771,452
Aggregate Finance Lease
   Receivables             18,829,268    20,979,917    21,739,601    20,957,501    16,297,123

(1)  The ratios of earnings to fixed charges were computed by dividing pre-tax income plus fixed charges and preferred dividend requirements by the amount of fixed charges and preferred dividend requirements.  For the years ended April 30,
1995, 1994, 1993, 1992, and 1991, the ratio of earnings to fixed charges was less than "1."  During those years, earnings were inadequate to cover fixed charges  (including preferred dividend requirements) by $5,064,166, $4,082,175, $3,866,769,
$3,081,059, and $2,989,980, respectively.

(2)  See "Consolidated Statements of Changes in Shareholders' Deficit" for the three fiscal years ended April 30, 1995.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE YEARS ENDED APRIL 30, 1995

    REVENUES FROM LEASE CONTRACTS AND RENTALS

    The consolidated financial statements and references herein include the operations and obligations of the Company, including ELCOA, its wholly-owned subsidiary. Total operating revenues were $3,979,146, $3,960,337, and $4,027,780 for the three fiscal years ended April 30, 1995, 1994, and 1993, respectively. Revenues increased by $18,809, or .47% during the fiscal year ended April 30, 1995 as a result of the increase in new leases generated during the fiscal year. Revenues decreased during the fiscal year ended April 30, 1994 as a result of the decline in both the level of new leases originated during the year in comparison to the prior year, and the reduction in the outstanding amount of direct finance lease receivables. See Footnote 1 to the Consolidated Financial Statements. Management attributes the increased operating losses during fiscal 1995 and 1994 to either stagnant or decreasing revenues in conjunction with an increase in interest expense, due in part to excess interest paid on higher cash balances awaiting investment in leases over yields from investment of those funds in short-term, liquid investments. The increase in the provision for doubtful lease receivables and interest expense accounted for the increased losses from operations during the fiscal year ended April 30, 1995 over 1994.

    Aggregate new finance lease receivables increased by $20,750 to $10,189,624, a .20% increase, during the fiscal year ended April 30, 1995. New lease volume has either remained stagnant or decreased during the past two fiscal years, in part due to a nationwide economic slowdown and reduction in consumer confidence, the Company's decision during the second quarter of the fiscal year ended April 30, 1993 to discontinue accepting new lease applications for equipment it considers overpriced, including but not limited to credit card processing machinery, water coolers, and security surveillance systems, and the lack of success of the Company's prior marketing programs.
The Company recognized during the middle of the fiscal year ended April 30, 1993 that certain types of equipment resulted in higher delinquencies and charge-offs due to general dissatisfaction with this equipment by the lessees. In eliminating these types of equipment, therefore, the Company had to seek other sources of commercial equipment for lease. Recognizing the need to emphasize other types of equipment, the Company implemented an alternative marketing plan during the last half of the fiscal year ended April 30 ,1993. New lease volume during the second half of the fiscal year ended April 30, 1993 of $4,760,456 increased to $5,124,061 during the last half of the fiscal year ended April 30, 1994. This reflected the beginning of some success in the Company's revised marketing strategy and shift in emphasis. The emphasis is to diversify the types of equipment being leased. The new types of equipment include, but are not limited to business computers, office equipment, scientific and medical, food service, as well as industrial production equipment.

    The average new lease receivable entered during the fiscal year ended April 30, 1995 was $4,696, representing an increase of 3.6% from the prior year. Since a significant portion of the costs associated with the origination of new leases is fixed in nature, the Company's recent marketing efforts are expected to increase the average size of new leases, which will result in a decrease in the cost of lease origination on a lease-by-lease basis.

    The Company expects to further refine its marketing strategy during fiscal 1996 as a result of its experiences during the past fiscal year. See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses". As a result of the previous lack in growth of new lease receivables, unearned income under finance lease contracts decreased by $428,645 and $439,663 during the fiscal years ended April 30, 1995 and 1994, respectively. See the Consolidated Balance Sheet and Note 1 to the Consolidated Financial Statements.

    Income earned under direct finance lease contracts were $3,965,846, $3,947,213, and $4,032,273 for the three fiscal years ended April 30, 1995, 1994 and 1993, respectively. Total aggregate lease receivables outstanding were $18,829,268, $20,979,917, and $21,739,601 at April 30, 1995, 1994 and
1993, respectively. The Company's average net investment in direct finance leases, defined as the average aggregate future amounts receivable under lease contracts plus average estimated residual value of equipment, less average unearned income under lease contracts and average advance payments, was $17,735,138, $18,852,262, and $18,485,952 during the fiscal years ended April
30, 1995, 1994 and 1993, respectively. Recognized revenues taken as a percentage of the Company's average net investment in direct finance leases was 22.4%, 20.9%, and 21.8%, respectively, during the fiscal years ended April 30, 1995, 1994 and 1993, respectively. As the average size of new leases increased, the yields on new leases reflected a slight decrease. An increase in late charges during the fiscal years ended April 30, 1995 and 1994 accounted for the increase in the percentage of recognized revenues during the period. See also Note 1 to the Consolidated Financial Statements.

    In analyzing the Company's Consolidated Financial Statements, it is therefore important to note the relationship between new lease volume added during an accounting period and the net lease revenue and income reported for that period. Net lease revenue recognized by the Company during an accounting period is defined to be the income earned under direct finance lease contracts. New lease volume is the total of all new lease contracts added to the portfolio during the period. As a consequence, during a period in which the rate of growth of new lease volume increases, the growth rate of net lease revenue in that period will be less than the rate of growth in new lease volume, because the income earned from new lease volume is recognized over the term of each lease contract and not in the year the contract is entered. On the other hand, certain expenses recognized by the Company during an accounting period, such as the provision for doubtful lease receivables, are more directly related to the aggregate amount of outstanding leases during that period. Thus, current-period expenses are more dramatically impacted by the growth in new lease receivables than is net lease revenue. As a result of the foregoing factors, net lease revenue will in turn grow at a slower rate than the rate of growth in net lease volume during periods of increasing rates of growth in new lease volume. In periods of decreased rates of lease volume growth, the foregoing relationships would be reversed.

    As noted in the Independent Auditor's Report on page 29 and Note 1 to the Consolidated Financial Statements, the Company's ability to continue as a going concern is dependent in part upon achievement of sustained profitable operations and obtaining adequate financing sources. This depends on achieving a higher level of new lease volume than current levels of new business, and the raising of additional funds through the sale of the Certificates, the proceeds of which cannot be assured. The Company is unable to ascertain the minimum net proceeds required to remove any threat to the continuation of the Company's business. Management has initiated measures as detailed below which it believes will result in an increase in direct finance leases entered in the next fiscal year, along with a corresponding increase in operating revenues.
In addition, management is attempting to limit the growth, if any, in related lease origination expenses. Increased new lease volume is expected to result from continuing to maintain relationships with equipment manufacturers. In an effort to continue as a going concern, the Company has expanded its marketing efforts to increase its future volume of new leases to greater utilize its fixed cost "back-office" facilities. To the extent the Company's marketing efforts result in a greater volume of new business, the fixed cost "back-office" facilities will become a proportionately smaller cost as a percentage of each new lease. Management believes that as a result of the relatively fixed nature of these costs, a further increase in new lease receivables will not increase lease origination and administrative expenses by a proportionate percentage. See also "BUSINESS".

    If in the future the volume of leases exceeds the Company's ability to finance such leases, it may sell the excess new business on a fee basis to other financial institutions, giving first priority to its wholly-owned subsidiary, ELCOA, as a result of its option agreement, and then to other financial institutions through the securitization process seeking to increase their asset-based portfolio of receivables. No assurances can be given as to the ability to sell such excess new business. Since ELCOA's funds have historically carried longer maturity dates than the Company's, the Company expects to sell substantially all of its longer term leases (i.e. 24 months or more) to ELCOA as its funds become available. Substantially all new leases with terms of 24 months or more were sold to ELCOA during the fiscal years ended April 30, 1995 and 1994.

    The Company's income is set at the time a given lease contract is executed. Consequently, inflation has no impact on revenue subsequent to the inception of any given lease. In addition, inflation has not had a material effect on the Company's operating expenses. However, the increased reliance on variable rate borrowings resulting from the sale of senior debt subjects the Company to increased exposure to inflation because of the risk of increased interest rates. In the event that redemption of senior and subordinated debt exceeds future sales of such debt, the Company may be required to replace the indebtedness through other borrowings. To the extent that loans would be at variable interest rates, inflation would have a significant adverse impact on the company's operations through increased costs of borrowing.

    INTEREST EXPENSE

    Increased borrowings contributed to the increase in interest expense for the fiscal years ended April 30, 1995, 1994, and 1993. The effect of interest rates on the Company during the three years ended April 30, 1995 can be illustrated as follows:

                                               Years Ended April 30,

                                           1995           1994           1993
                                     ----------     ----------     ----------
Interest Expense, net                $4,313,253     $4,094,189     $3,637,908
Average Rate of Interest
 Paid by the Company on
 Total Average Debt Outstanding             9.0%           9.3%           9.7%
Percentage of Interest
 Expense to Operating Revenues            108.4%         103.4%          90.3%

    Aggregate average borrowings, including accrued interest, were $52,028,899, $45,821,927 and $38,267,702, at April 30, 1995, 1994, and 1993, respectively.
Rates on outstanding debt securities decreased during the three fiscal years ended April 30, 1995 in line with decreases in interest rates in general over the period. The increase in debt outstanding during the fiscal year ended April 30, 1993, resulted from increased sales of debt securities, which were necessary to fund equipment purchases for new aggregate lease receivables entered during that period. The increase in total debt during the fiscal years ended April 30, 1995 and 1994 resulted in excess cash balances on hand at the end of the fiscal year. Since excess funds are invested at lower rates than the interest paid on these funds, the Company incurs additional expense on excess funds. See "Consolidated Statements of Cash Flows and "Capital Resources and Liquidity." Increased borrowings during the fiscal years ended April 30, 1995, 1994 and 1993 also were used to fund current operations and debt redemptions. Beginning May 1, 1994, excess funds have been maintained in highly liquid U.S. government securities of six months or less, which yield higher rates than comparable term bank investments but less than the Company's cost of funds.

    OTHER EXPENSES

    Lease origination expenses decreased by $65,812 or 5.8%, after having decreased by $31,151 or 2.7% during the fiscal years ended April 30, 1995 and 1994, respectively. The Company, utilizing its printing and graphic arts facilities, produces brochures for the manufacturers to mail to their dealer distribution network. These costs are expensed as current period charges in conjunction with the Company's lease origination efforts. This program met with limited success through 1993, as a number of manufacturers either overlooked the distribution of these materials or lacked the technology and machinery necessary to mail the brochures in bulk. During the months of February and March, 1993, over 75 manufacturers representing less than 10 different industries were participating in this program. In an effort to minimize the costs associated with the program, those manufacturers with whom little, if any, new business was being generated were dropped from the mailing list. By the end of the fiscal year ended April 30, 1993, the Company had scaled back its efforts to less than 10 manufacturers. In an effort to increase new lease volume during fiscal year ended April 30, 1994, the Company utilized telemarketing by its account executives to contact equipment manufacturers solely for the purpose of having the manufacturer cooperate with the Company in contacting their dealers directly to acquaint them with using leasing as a sales tool. The Company believed that repetitive contacts with an increasing number of equipment dealers, generated either through the use of direct mail or these cooperative efforts, would lead to further increase in new lease volume. See "Business - Marketing." See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses" for a further discussion of the Company's lease origination efforts during the fiscal year ended April 30, 1995.

    Lease origination expenses, including capitalized commissions, totaled 11.0%, 11.5%, and 11.1% of new lease receivables entered during the fiscal years ended April 30, 1995, 1994, and 1993, respectively. During the fiscal years ended April 30, 1995, 1994 and 1993, commissions paid of $52,049, $40,222 and $87,746, respectively, were capitalized as part of the equipment cost. These commissions decreased during the fiscal year ended April 30, 1994, in part, as a result of the Company's discontinuance of accepting new leases from outside lease brokers. In accordance with SFAS 91, indirect expenses relating to lease applications not booked are chargeable in the year incurred and are not capitalized. See "BUSINESS-Marketing."

    General and administrative expenses increased $652 or .03% during the fiscal year ended April 30, 1995, after having increased $73,831 or 3.8% during the fiscal year ended April 30, 1994. The increase for the fiscal year ended April 30, 1994 is attributable to increases in legal costs principally associated with collection of delinquent lease receivables. Routine salary increases and costs paid for transfer service fees associated with the Company's and ELCOA's offerings of debt securities accounted for the increase during the fiscal year ended April 30, 1993. The Company expects general and administrative expenses to remain relatively constant during fiscal 1996 as was experienced in the previous year, due to the relatively fixed nature of these costs. The Company considers the costs associated with receivable collections, which accounted for approximately 30% and 29% of general and administrative expenses during fiscal 1995 and 1994, respectively, to be principally fixed as they already include occupancy costs sufficient for increased personnel, management and supervisory personnel already hired, and computerized collection and billing procedures already in place. The collections associated with increased volume will require only additional clerical staff at an immaterial incremental cost. These collections costs associated with legal collections may increase due to court costs and associated fees.

    An allowance for doubtful direct finance lease receivables is maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by provisions charged to operating expense and reduced by charge-offs. Beginning May 1, 1988, the Company increased the allowance by provisions based upon a periodic evaluation of the lease portfolio, performed at least quarterly, in accordance with SFAS 91. See Note 1 to the Consolidated Financial Statements and "BUSINESS - Credit Policy."

    Total provisions for doubtful lease receivables for the fiscal years ended April 30, 1995, 1994, and 1993 were $1,635,963, $792,879, and $1,143,471, respectively. See Note 1 to the Consolidated Financial Statements. The increased provisions for the fiscal year ended April 30, 1995 resulted from additional write-offs of delinquent past due receivables in conjunction with an intensive review of all delinquent accounts in comparing the costs of further legal pursuit of the Company's remedies in collection where the anticipated results were unwarranted in light of any recoveries expected. As a result, the amount of outstanding past due receivables decreased during the fiscal year ending April 30, 1995. Also, as of April 30, 1995, 1994 and 1993, the ratio of the Allowance for Doubtful Lease Receivables to Aggregate Future Lease Receivables was 7.5%, 9.0% and 9.2%, respectively. During these periods, the ratio of the Allowance for Doubtful Lease Receivables expressed as a percentage of delinquent receivables 90 days or more past due was 26.2%, 28.6% and 29.3%, respectively. The Company attributes the decreased percentages to its intensified collection efforts, which resulted in a decrease in delinquent lease receivables during the fiscal years ended April 30, 1995 and 1994. See "BUSINESS - Analysis of Delinquencies" and "Analysis of Bad Debt Write-Offs."

FURTHER REFINEMENTS IN MARKETING STRATEGY AND EFFORTS TO REDUCE OPERATING
LOSSES

    Management initiated certain measures to refine its marketing strategy during the fiscal year ended April 30, 1995 that it believes may result in an increase in the levels of new leases to be generated in the future. The Company must increase the level of new leases and control its costs of lease origination and administration in order to reduce its operating losses.

    Management initiated certain changes beginning in September, 1994 to enhance its previous direct mail marketing program. The Company began to purchase and/or internally obtain from equipment manufacturers nationwide lists of commercial equipment vendors in industries such as office machinery, light industrial equipment, data processing and peripheral equipment, along with food service and preparation equipment, among others. By October 31, 1994, the Company had obtained in excess of 50,000 names and information of additional potential equipment vendors, manufacturers, and other distributors which were put into its computer database. The Company had eliminated the costs associated with indirect mail solicitation in favor of utilizing its in-house account executives who were responsible to contact vendors in target groups of equipment sellers, and to solicit interest in their using the Company's leasing services as a sales tool. Once a vendor expressed interest in receiving further information, the Company's marketing materials were forwarded to the equipment vendor. The account executives were expected to maintain further contact with the equipment sellers to implement the relationships of the equipment sellers with the Company, and the Company utilized direct mail solely to send bi-weekly reminders to interested vendors to use the Company's services.

    As noted above, the level of new lease volume during the fiscal year ended April 30, 1995 increased slightly from the prior year as a result of these efforts. Management realized that repetitive telephone solicitation to remind equipment vendors of the availability of the Company's services were dependent on the timing of availability of new lease applications from equipment vendors. Once an equipment vendor has been placed on the Company's database for bi-weekly follow-up by mail, further telephone contact is useless until such time as the need for the Company's services arises from the equipment vendor. Management did note, however, that in situations where the equipment manufacturer encouraged their vendors to utilize the Company's leasing services to assist in closing equipment sales, the vendors were more receptive to utilizing the Company's services.

    In this regard, beginning during January, 1995, the Company began to target equipment manufacturers having a broad sales distribution network (primarily those with at least $5 million in annual sales and at lease one hundred equipment distributors and vendors) to offer them a "private label lease program" customized for their distributors' needs. Manufacturers are given the option of utilizing a personalized, i.e. "private label" to separately identify themselves and the Company to their vendors. For example, a relationship between TEC America, Inc., a manufacturer of cash registers and point-of-sale equipment and the Company have created "TEC America Leasing" as a fictitious name on behalf of the Company. This private label lease program is intended to encourage TEC America Inc.'s dealers, branches and distributors to utilize the Company's leasing services to implement their sales potential with the ultimate users to implement their sales potential with the ultimate users of TEC America Inc.'s equipment. As of July 5, 1995, the Company had entered into agreements with twenty-three equipment manufacturers, of which thirteen have adopted the "private label lease" facilities to their benefit. These manufacturers have minimum sales of $5,000,000 annually, and as high as $1 billion or more. The Company expects to continue these specific marketing efforts to increase the number of manufacturers who will utilize these services. Because of the evident need of this type of program by manufacturers, the Company is seeking additional personnel to reach a larger number of manufacturers. In this way, the Company accepts responsibility for the origination, servicing, and funding for lease transactions from each manufacturer for new leases from the manufacturers distributors using the Company's forms and documentation customized with the equipment manufacturers' name. The Company uses its in-house printing and direct mail facilities to produce flyers and brochures to be distributed throughout each manufacturers' sales distribution network illustrating the benefits of leasing, to facilitate sales of the manufactures' equipment. The Company is encouraged by the initial positive reaction received from the equipment manufacturers, and intends to further emphasize this program during the fiscal year ended April 30, 1996 as a means towards increasing new lease volume.

    CAPITAL RESOURCES AND LIQUIDITY

    The Company has financed its new business during the past three fiscal years primarily from the proceeds of its senior borrowings, rental collections from outstanding lease receivables, and the proceeds from sale of ELCOA's debt securities.

    The Certificates issued by ELCOA, the Company's wholly-owned subsidiary, funded approximately 80% of new purchases of equipment for lease during the fiscal year ended April 30, 1995. The registration and offering of additional senior debt obligations by the Company will fund the remainder. See "BUSINESS
- - Methods of Financing." During the three fiscal years ended April 30, 1995, 1994 and 1993, new Certificates of ELCOA in the approximate amounts of $6,100,000, $5,600,000, and $6,600,000, respectively, funded new equipment purchases for the Company. The Company has not experienced any difficulty in financing the purchase of equipment that it leases at current levels.

    The Company's existing lease contracts, as of April 30, 1995, schedule the receipt of approximately $10,450,000 during the twelve months ending April 30, 1996 of which approximately $3,835,000 are scheduled receipts from accounts which are two or more months past due. At April 30, 1995 aggregate future amounts receivable under lease contracts were $18,829,268 of which approximately $3,724,000 all future amounts receivable from accounts which were 12 or more months past due on a strict contractual basis, (of which approximately $3,189,000 relate to ELCOA's leases.)

    Accounts payable and accrued expenses at April 30, 1995 excluding accrued interest on debt, totaled $729,657 of which accounts payable of $477,296 included therein represent the Company's obligation for commitments for purchase of equipment for lease which has not yet been delivered.

    As of April 30, 1995 the Company and ELCOA also had unhypothecated leases which could be hypothecated, on a discounted basis, to obtain funds of approximately $9,500,000, cash of approximately $2,600,000, and an investment in short term U.S. government securities (net) of approximately $6,350,000. Available cash is intended to fund increases in new equipment to be purchased for lease, of which there are no assurances. To the extent that the Company retains excess cash in liquid investments such as bank money market accounts or short-term U.S. government securities, its interest expense associated with the funds will exceed any investment income, thereby increasing the cost of maintaining such funds prior to investment in new lease receivables. The Company's ability to invest excess funds is dependent upon its success with its lease marketing efforts. See "Business - Marketing" and "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses." Hypothecation is the use of lease contract receivables, on a discounted basis, as collateral for the borrowing of funds from third parties, based on the eligible net lease receivables (excluding delinquent lease receivables) for the remaining lease term, which are pledged as collateral. To date, unhypothecated lease contracts have not been pledged as collateral. Should the Company hypothecate leases for the purposes of raising funds, such actions require approval and authorization of the Company's Board of Directors only. The Company also expects ELCOA, its wholly-owned subsidiary, based on historical experience and efforts being undertaken by Welco in its solicitation efforts as underwriter for ELCOA's debt securities, to be able to generate increased funds for the purchase of equipment for lease which the Company will originate and service for lease.
As noted in the Statements of Cash Flows on page 34, sales of Demand and Fixed Rate Certificates have increased over the three fiscal years ended April 30, 1995, along with a corresponding increase in the redemption of these securities at their respective maturities. In the event that future redemptions of Certificates exceed future sales of the Certificates to be offered, ELCOA may utilize its excess cash to repay such borrowings. ELCOA believes that it has sufficient cash resources to meet its normal operating requirements during the fiscal year ending April 30, 1996. ELCOA registered for sale $29,000,000 of debt securities on January 6, 1995, of which $10,000,000 were issued through May 31, 1995. ELCOA's debt securities range in terms of demand to 120 months. ELCOA has sold similar securities since 1986. Welco utilizes public advertising in soliciting for prospective purchasers for these debt securities. Welco also has entered into selected dealer agreements with other NASD firms who have sold ELCOA's securities to their customers. See "BUSINESS - Methods of Financing."

    Senior and subordinated borrowings issued by the Company aggregating $22,171,378, as well as Demand, Fixed Rate, and Money Market Thrift Certificates issued by ELCOA aggregating $17,024,697 are due during the twelve months ending April 30, 1996. See Notes 3, 4, and 5 to the Consolidated Financial Statements. These certificates may be renewed at the option of the holder into new indebtedness at the maturity of the original certificate. Accrued interest included therein in the amount of $5,411,748 is due on demand. The Company anticipates that based on historical experience a significant portion of the senior and subordinated debt and Demand, Fixed Rate and Money Market Thrift Certificates previously issued by ELCOA coming due should be renewed or "rolled over" into senior debt or ELCOA Certificates by the security holders, although there are no assurances in this regard. Should debt due in fiscal 1996 not be rolled over into new indebtedness by the holder, repayment will be made to the holder from available cash on hand, liquidation of receivables in the ordinary course of business, possible hypothecation of leases, and from proceeds of sale of Certificates. Due to the continuous nature of the offering of Certificates, outstanding securities mature daily rather than a large percentage maturing at any given day. Outstanding lease contracts are payable on a monthly basis at varying terms. As such, the Company is unable to estimate with any certainty the relationship between the available sources of funds to be allocated specifically for redemption of maturing securities, especially in light of prescribed limitations on redemptions. During the fiscal years ended April 30, 1995 and 1994, approximately 86% and 81%, respectively, of all debt issued by the Company coming due was renewed and "rolled over" into new indebtedness, and approximately 50% and 59% of ELCOA's Demand, Fixed Rate, and Money Market Thrift Certificates matured and were reinvested during these respective periods. Management attributes the lower percentage during fiscal 1994 to a slight decline in interest rates in general.

    The number of accounts, at April 30, 1995, holding senior and subordinated certificates of the Company was 2,616. Of these, 84 accounts held certificates aggregating $50,000 or more. For purposes of these calculations, all accounts for each separate holder have been aggregated as a single account holder. The three largest senior and subordinated certificate holders held aggregate principal amounts of $636,964, $526,938 and $224,032 as of April 30, 1995. As
of April 30, 1995, there were 3,815 accounts holding Demand, Fixed Rate and Money Market Thrift Certificates, of which 71 held accounts aggregating $50,000 or more. The three largest holders of Demand, Fixed Rate and Money Market Thrift Certificates held aggregate principal amounts of $413,500, $245,077 and $210,682 at April 30, 1995. The Company does not believe that this results in an undue concentration of debt being held by relatively few individuals. In the event of ELCOA's liquidation, holders of Demand, Fixed Rate and Money Market Thrift Certificates would be senior in priority to claims against ELCOA's assets. Therefore, they would effectively be senior to the Certificates. There are no other debt securities issued by the Company which are senior to the Certificates.

    In addition to the Company's expectation of renewals, the Company intends to raise additional financing to fund increases in new lease volume through the sale of debt securities. See "BUSINESS - Methods of Financing." The Company could also sell a portion of its lease portfolio to other financial institutions seeking to increase their asset-based receivable portfolio through the securitization process. In such event, the Company would immediately recognize as income the net present value of the remaining lease payments at an agreeable discounted rate, less its investment in the cost of the equipment being leased. Cash realized from sale would immediately be available to invest in new lease business, or meet redemptions of debt securities, thus reducing reliance on additional debt to carry an increased lease portfolio.

    The Company would not expect to borrow funds from financial institutions, but expects in the alternative to sell certain leases rather than carrying them for the remaining term of the leases, providing additional liquidity to meet redemptions of debt securities in excess of the Company's expectations, of which there are no assurances. The long term effect of utilizing these proceeds to meet redemptions would be the reduction of outstanding receivables and related income therefrom.

    Taking into consideration the Company's prior experience in the sale of senior debt based on historical expectations and the sale of Demand and Fixed Rate Certificates by ELCOA (of which there is no assurance), as well as new business, available credit, the Company's available cash, anticipated renewal or "roll over" of a portion of the Company's senior and subordinated borrowings, and the potential from funds generated from outside financial institutions, including, but not limited to ELCOA, it is management's belief that its cash will be sufficient to conduct its business and meet its anticipated obligations during the next fiscal year. No assurance can be given, however, that the redemption of senior and subordinated borrowings will not exceed the Company's expectations or that a significant amount of senior debt will be sold. In view of the Company's history of losses, the uncertainty with respect to generation of new lease receivables and future interest rates paid to banks and holders of senior and subordinated borrowings, the potential redemption of senior and subordinated borrowings and Demand, Fixed Rate and Money Market Thrift Certificates and the uncertainty as to the sale of future offerings of securities, management is unable to estimate the Company's profitability and liquidity beyond the current fiscal year. If the Company continues to have losses, it may be unable to service its debts in future years. Reference is made to Notes 2, 3, 4, and 5 of the Consolidated Financial Statements for information relating to future amounts receivable under lease contracts, the Company's senior and subordinated borrowings and ELCOA's Demand, Fixed Rate and Money Market Thrift Certificates.

    Although the Company has reported losses since 1980 for financial statement purposes, it has supported operations through rentals received from its lessees and the sale of debt securities. However, in view of its high degree of leverage and history of losses, future losses could jeopardize its leasing operations and the ability to service its debt. The Company believes that increases in new lease receivables without any appreciable increase in lease origination or general and administrative expenses will reduce the level of its operating losses in the future. Due to the current shareholders' deficit, if the Company were to liquidate in the near future, holders of the subordinated thrift certificates probably would lose substantially all of their investment, with holders of the outstanding preferred and common stock losing all of their investment.

    Excess funds have historically been invested in low yielding but highly liquid investments. These funds have been held solely for the purpose of awaiting investment in new lease receivables. During the fiscal year ended April 30, 1995, the average interest rate earned by the Company on these funds was approximately 4.9%, while the average interest rate paid on outstanding certificates attributable to the funds was 9.0%, resulting in a negative spread of 4.1%. The decision by the Federal Reserve during the first quarter of calendar year 1994 to increase rates in general may have reduced this "negative spread". However, there are no assurances of either future increases or decreases in interest rates. Management has placed a high priority of increasing the purchase of equipment for lease in order to reduce the available amount of cash on hand.

    To date, neither the Company nor ELCOA has ever defaulted on any contractual payment of interest or principal on any bank borrowings, senior or subordinated debt obligations, or Demand, Fixed Rate and Money Market Thrift Certificates issued to the public. All requests for early repayment of interest or principal have never been later than five business days after demand for redemption was received.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index To Financial Statements

                                                                       Page
                                                                       ----
         (a)  Independent Auditor's Reports                            29

         (b)  Consolidated Balance Sheets at April 30,
              1995 and 1994.                                            30-31

         (c)  Consolidated Statement of Operations for
              the years ended April 30, 1995, 1994 and 1993.            32

         (d)  Consolidated Statement of Changes in
              Shareholders' Deficit for the years
              ended April 30, 1995, 1994 and 1993.                      33

         (e)  Consolidated Statements of Cash Flows
              for the years ended April 30, 1995, 1994,
              and 1993.                                                 34-35

         (f)  Notes to Consolidated Financial Statements.               36

See Item 14 on Page 50 for Financial Statement Schedules

                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Board of Directors of Walnut Equipment Leasing Co., Inc.


We have audited the accompanying consolidated balance sheets of Walnut Equipment Leasing Co., Inc. (a wholly-owned subsidiary of Walnut Associates, Inc.) and subsidiaries as of April 30, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for each of the three years in the period ended April 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Walnut Equipment Leasing Co., Inc. and subsidiaries as of April 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Walnut Equipment Leasing Co., Inc. and subsidiaries will continue as a going concern and, accordingly, contemplate the realization of assets and liquidation of liabilities in the ordinary course of business. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and experienced negative cash flows from operations and has a shareholders' deficit. Additionally, the Company's ability to meet its obligations is dependent in part upon its ability to obtain borrowings adequate to fund its cash flow needs. These uncertainties raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/  Cogen Sklar LLP
COGEN SKLAR LLP
(formerly, Cogen Sklar Levick)

Bala Cynwyd, Pennsylvania
July 7, 1995

                       WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEET


                                                                            April 30,
                                                                        1995          1994
                                                                 -----------   -----------
ASSETS

Direct finance leases:
    Aggregate future amounts receivable under lease contracts    $18,829,268   $20,979,917
    Estimated residual value of equipment                          1,976,244     2,178,259
    Less:
      Unearned income under lease contracts                       (3,436,458)   (3,865,103)
      Advance payments                                            (  579,965)   (  611,887)
                                                                  ----------    ----------

                                                                  16,789,089    18,681,186
      Allowance for doubtful lease receivables                    (1,413,389)   (1,888,458)
                                                                  ----------    ----------

                                                                  15,375,700    16,792,728
                                                                  ----------    ----------
Operating leases:
    Equipment at cost, less accumulated depreciation of
     $6,680 and $19,184, respectively                                 23,316        23,579
    Accounts receivable                                                  ---         7,166
Cash and cash equivalents                                          8,957,949     7,598,151
Other assets (includes $637,479 and $634,567, respectively,
 paid to or receivable from related parties)                       1,086,402     1,057,475
                                                                 -----------   -----------

    Total assets                                                 $25,443,367   $25,479,099
                                                                 ===========   ===========













                                  See accompanying notes

                                            30


                     WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS - (continued)

                                                                            April 30,
                                                                        1995          1994
                                                                 -----------   -----------
LIABILITIES

Amounts payable to equipment suppliers                           $   477,296   $   701,508
Other accounts payable and accrued expenses                          252,361       438,768
Demand, Fixed Rate and Money Market Thrift Certificates
 (includes $181,266, and $167,617,
 respectively, held by related parties)                           24,521,875    21,810,991
Senior Thrift Certificates (includes $697,706 and
 $583,372, respectively, held by related parties)                 18,783,578    16,650,670
Subordinated Thrift Certificates (includes $555,844 and
 $438,624, respectively, held by related parties)                  6,025,366     6,038,409
Accrued interest                                                   5,411,748     4,803,444
Subordinated debentures (includes $4,000 and $4,000,
 respectively, held by related parties)                                5,858         5,858
State income taxes payable                                             8,401         8,401
                                                                  ----------    ----------

                                                                  55,486,483    50,458,049
                                                                  ----------    ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT

Prime Rate Cumulative Preferred Shares, $1 par value,
 $100 per share liquidation preference, 50,000 shares
 authorized, 281 shares issued and outstanding
 (liquidation preference $28,100)                                        281           281
Adjustable Rate Cumulative Preferred Shares, $1 par value,
 $1000 per share liquidation preference.  1,000 shares
 authorized, 275 shares issued and outstanding
 (liquidation preference $275,000)                                       275           275
Common stock, $1.00 par value, 1,000 shares authorized,
 issued and outstanding                                              101,500       101,500
Accumulated Deficit                                              (30,145,172)  (25,081,006)
                                                                 -----------   -----------

                                                                 (30,043,116)  (24,978,950)
                                                                 -----------   -----------

    Total liabilities and shareholders' deficit                  $25,443,367   $25,479,099
                                                                 ===========   ===========

                                           See accompanying notes

                                                     31

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the Years Ended April 30,

                                                1995           1994           1993
                                          ----------     ----------     ----------
Revenue:
   Income earned under
    direct finance lease
    contracts                             $3,965,846     $3,947,213     $4,032,273
   Operating lease rentals                    13,300         13,124         (4,493)
                                          ----------     ----------     ----------
                                           3,979,146      3,960,337      4,027,780
                                          ----------     ----------     ----------
Costs and expenses:
    Interest expense, net of
     interest income of $380,370,
     $170,963 and $59,224, respectively    4,313,253      4,094,189      3,637,908
    Lease origination
     expenses                              1,067,962      1,133,774      1,164,925
    General and
     administrative expenses
     (includes $800,864, $802,323
     and $716,313, respectively,
     paid to related parties)              2,019,029      2,018,377      1,944,546
    Provision for doubtful
     lease receivables                     1,635,963        792,879      1,143,471
    Depreciation on operating
     lease equipment                           7,105          3,293            578
                                          ----------     ----------     ----------

                                           9,043,312      8,042,512      7,891,428
 Loss from operations                     ----------     ----------     ----------
     before provision for
     state income taxes                   (5,064,166)    (4,082,175)    (3,863,648)

Provision for state
     income taxes                                ---            ---            928
                                         -----------    -----------    -----------
Net Loss                                 $(5,064,166)   $(4,082,175)   ($3,864,576)
                                         ===========    ===========    ===========






                                 See accompanying notes

                                               WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                                For the Years Ended April 30, 1995, 1994 and 1993

                                       Prime Rate         Adjustable Rate                                       Total
                                       Cumulative            Cumulative          Common      Accumulated      Shareholders'
                                    Preferred Shares      Preferred Shares       Stock       Deficit          Deficit
                                    ----------------      ----------------       ------      -----------      ------------
                                   Shares                 Shares
                                   Issued     Amount      Issued    Amount
                                   ------     ------      ------    ------
Balance, April 30, 1992               281    $ 2,474         275    $  275     $101,500     $(17,134,255)     $(17,030,006)

Net loss for the year ended
 April 30, 1993                       ---        ---         ---       ---          ---       (3,864,576)       (3,864,576)
 Preferred Shares
 Cash distributions paid on
 Prime Rate Cumulative
 Preferred Shares                     ---     (2,193)        ---       ---          ---              ---            (2,193)
                                    -----     ------       -----    ------      -------      -----------      ------------
Balance, April 30, 1993               281        281         275       275      101,500      (20,998,831)      (20,896,775)

Net loss for the year ended
 April 30, 1994                       ---        ---         ---       ---          ---       (4,082,175)       (4,082,175)
                                    -----     ------       -----    ------      -------      -----------      ------------
Balance, April 30, 1994               281        281         275       275      101,500      (25,081,006)      (24,978,950)

Net loss for the year ended
 April 30 1995                        ---        ---         ---       ---          ---       (5,064,166)       (5,064,166)
                                    -----    -------       -----    ------     --------      ------------      -----------
Balance, April 30, 1995               281    $   281         275    $  275     $101,500     $(30,145,172)     $(30,043,116)
                                    =====    =======       =====    ======     ========     =============     =============


                                                        See accompanying notes

                 WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            For the Years Ended April 30,

                                         1995              1994              1993
                                  -----------       -----------      ------------
OPERATING ACTIVITIES
Net Loss                          $(5,064,166)      $(4,082,175)     $(3,864,576)
Adjustments to reconcile
   net loss income to net cash
   used in operating activities:
   Depreciation                         7,105             3,293              578
   Amortization of deferred debt
      registration expenses           121,402           120,187          116,857
   Provision for doubtful
      lease receivables             1,635,963           792,879        1,143,471
Effects of changes
   in other operating items:
   Accrued interest                   608,304           742,864          839,295
Amounts payable to
   equipment suppliers               (224,212)          225,129         (244,907)
Other (net), principally
   increase in other assets          (330,663)         (130,041)         (73,736)
Net cash used in                  -----------        ----------      -----------
   operating activities            (3,246,267)       (2,327,864)      (2,083,018)
                                  -----------        ----------      -----------

INVESTING ACTIVITIES
Excess of cash received over
   lease income recorded            7,374,851         6,958,716        6,071,318
Increase (decrease) in
   advance payments                   (31,922)           14,282           (7,281)
Purchase of equipment
   for  lease                      (7,567,613)       (7,548,795)      (8,064,528)
Net cash used in investing        -----------        ----------      -----------
   activities                        (224,684)         (575,797)      (2,000,491)
                                  -----------        ----------      -----------







                                  See accompanying notes


                 WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)


                                            For the Years Ended April 30,

                                         1995              1994              1993
                                  -----------       -----------      ------------
FINANCING ACTIVITIES
Proceeds from issuance of:
   Demand and Fixed Rate
   Certificates                    10,983,417         9,267,808        9,350,863
   Senior Thrift Certificates       5,488,212         5,827,132        4,381,209
Redemption of:
   Subordinated Debentures                ---            (1,860)             ---
   Demand, Fixed Rate and
   Money Market Thrift
   Certificates                    (8,272,533)       (5,498,321)     (4,177,037)
   Senior Thrift Certificates      (3,355,304)       (3,262,311)     (2,009,151)
   Subordinated Thrift
   Certificates                       (13,043)         (100,421)       (251,620)
Distributions Paid:
   Prime Rate Cumulative
   Preferred Shares                       ---               ---          (2,193)
                                  -----------        ----------      ----------
   Net cash provided by
   financing activities             4,830,749         6,232,027       7,292,071
                                  -----------        ----------      ----------
Increase in Cash
   and Cash Equivalents             1,359,798         3,328,366       3,208,562
Cash and Cash Equivalents,
   Beginning of Year                7,598,151         4,269,785       1,061,223
                                  -----------        ----------      ----------
Cash and Cash Equivalents,
   End of Year                     $8,957,949        $7,598,151      $4,269,785
                                  ===========        ==========      ==========









                                See accompanying notes

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        BASIS OF FINANCIAL STATEMENT PRESENTATION:

    The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amount of liabilities that may be necessary should the Company be unable to continue in the normal course of business.

    During the years ended April 30, 1995, 1994 and 1993, the Company incurred losses of $5,064,166, $4,082,175, and $3,864,576, respectively, had negative cash flows from operations during those years, and reported accumulated deficits of $30,145,172 and $25,081,006 at April 30, 1995 and 1994,
respectively. The Company's current results of operations, financial position and the uncertainties which exist as to future levels of new business, interest rates and potential redemptions of senior and subordinated borrowings currently outstanding, and its ability to sell additional debt securities as may be required, may result in the Company's inability to continue operating in the normal course of business. Continuation of the Company's operations in their present form is dependent upon the achievement of sustained profitable operations, through increased new business generated by the Company, continued ability to service debts as they mature, and the ability to generate sufficient cash resources to support future operations. If the Company continues to incur losses, or is unable to obtain additional funds, it may be unable to continue servicing its debts.

    Management has attempted to initiate measures to improve the operating results and business levels through changes in its marketing strategy, and is placing a high priority in these efforts. In 1986, in an effort to increase the utilization of its lease origination, administrative, and servicing capabilities, and to reduce the cost per lease of providing these services, the Company decided to commence the marketing of these services on a fee basis to other companies, including ELCOA. To date, this service has generated no significant revenues from unrelated parties. See also Note 10, below. In addition, management believes that the Company's cash flow through the sale of securities, anticipated renewal of existing indebtedness, and from collections from outstanding lease receivables, will be adequate to meet operating needs during the ensuing year. See further discussions contained in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

    PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of the Company, (with its subsidiaries, including ELCOA, the "Company"), all of which are wholly-owned. All intercompany transactions have been eliminated.

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

    LEASE ACCOUNTING:

    The Company is in the business of leasing equipment which is specifically acquired for each lease. For financial reporting purposes, the Company primarily uses the direct financing method and records at the inception of the lease (a) the estimated unguaranteed residual value of the leased equipment and the aggregate amount of rentals due under the lease as the gross investment in the lease, and (b) the unearned income arising from the lease, represented by the excess of (a) over the cost of the leased equipment. The unearned income is recognized as income over the term of the lease on the effective or "interest" method in accordance with Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"). In addition, under this method, a portion of the initial direct costs as defined by SFAS 91 are accounted for as part of the investment in direct financing leases. All the other costs are included as lease origination expenses in the period when incurred.

    Where the lease qualifies as an operating lease pursuant to the requirements of SFAS No. 13, "Accounting for Leases", the Company recognizes lease rental payments as income in the period earned and depreciates the cost of equipment subject to the lease over its estimated useful life using an accelerated method of depreciation.

    INCOME TAXES:

    The Company computes and records income taxes currently payable based upon the determination of taxable income using the "operating method" for all leases, which is different from the method used in the determination of pretax income for financial statement purposes (as described above). Under the "operating method" the Company reports as income the amount of rentals received or accrued and deducts the amount of depreciation (principally under the Accelerated Cost Recovery System) of the equipment over its estimated useful life. Other expenses are recognized utilizing the accrual method of accounting.

    Effective May 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

    The net deferred tax asset as of April 30, 1995 and 1994 includes deferred tax assets (liabilities) attributable to the following temporary deductible (taxable) differences:

                                                              1995        1994
                                                        ----------  ----------
    Operating lease method vs. direct finance method    $3,000,800  $3,002,200
    Provision for doubtful lease receivables               473,200     736,500
    Other                                                  (35,000)    (24,700)
                                                        ----------  ----------
    Net deferred tax asset                               3,439,000   3,714,000
    Valuation allowance                                 (3,439,000) (3,714,000)
                                                        ----------  ----------
    Net deferred tax asset after valuation allowance    $      ---  $      ---
                                                        ==========  ==========

    A valuation allowance was required as of April 30, 1995 and 1994 due to the net operating loss carryover of approximately $21,182,000 and $15,609,000, respectively, and investment tax credit carryover of approximately $1,284,000, and $1,395,000, respectively. Due to the valuation allowance for the carryforwards there is no net change in deferred tax assets for the fiscal year ended April 30, 1995. There was no cumulative effect on income for prior years upon the adopting of SFAS 109 for the year ended April 30, 1994 since there was no existing deferred tax asset as of May 1, 1993.

    Both the Company and ELCOA will be included in a consolidated federal income tax return. If the consolidated group incurs a federal income tax liability, each company's share will be based upon the tax allocation policy of the consolidated group. However, the Company and ELCOA will not file a consolidated income tax return for state income tax purposes. Each company will be subject to state income taxation on each Company's separate income as computed for state tax purposes. During the fiscal years ended April 30, 1995, 1994, and 1993, ELCOA recognized provisions for state income taxes in the amount of $0, $0 and $928 respectively, on its separate income. No provision for federal income taxes was necessary.

    LATE CHARGES:

    Terms of the Company's lease contracts include provisions for assessing a monthly late charge on any past due amounts. Revenues from late charges collected were approximately $418,000, $372,000, and $323,000 during the fiscal years ended April 30, 1995, 1994 and 1993, respectively.

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (continued)

    ESTIMATED RESIDUAL VALUES OF EQUIPMENT UNDER DIRECT FINANCE LEASES:

    The Company generally offers an option to purchase the leased equipment upon expiration of the lease term at fair market value, approximately 10% of the original equipment cost. Residual value of this equipment is generally established at the anticipated purchase option price. The estimated unguaranteed residual values are reviewed at least quarterly by the Company.

    ALLOWANCE FOR DOUBTFUL LEASE RECEIVABLES:

    An allowance for doubtful direct finance lease receivables has been maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by provisions charged to operating expense and reduced by charge-offs.

    In accordance with SFAS 91, the allowance was increased by provisions charged to operating expense based upon a periodic evaluation, performed at least quarterly, of delinquent finance lease receivables, to reflect losses anticipated from delinquencies and impairments that have already occurred rather than ultimate losses expected over the life of the lease portfolio.
Each direct finance lease provides that an event of default occurs when a lessee fails to remit the required periodic rental payment after 15 days of the contractual due date. The Company considers the contractual amount impaired after 90 days past the contractual due date. The contractual amount is considered to be the past due and accelerated payments to become due through the end of the contractual lease term.

    OTHER ASETTS

    Included in other assets at April 30, 1995 and 1994, are deferred expenses totaling $308,159 and $261,711 net of amortization, respectively, representing costs directly related to the Company's registration and sale of Senior Thrift Certificates. Also included in other assets at April 30, 1995 and 1994 are deferred expenses totaling $423,223 and $437,812, respectively, net of amortization, representing costs related to ELCOA's registration and sale of Demand and Fixed Rate Certificates. Such expenses are being amortized on a straight-line basis over the estimated average lives of the debt issued under the registration statements. Amortization of the Company's deferred expenses charged to income for the years ended April 30, 1995, 1994 and 1993 amounted to approximately $121,400, $120,200 and $116,900, respectively.

    CASH FLOW STATEMENTS

    The Company considers cash invested in short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. At April 30, 1995 cash equivalents, consisting of U.S. Government Securities amounted to $6,349,693. The Company had no cash equivalents at April 30, 1994. Interest paid for the fiscal years ended April 30, 1995, 1994 and 1993 was $4,085,326, $3,522,288 and $2,857,837, respectively. Income taxes paid were $0, $411 and $4,194, respectively.

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (continued)

    CONCENTRATION OF CREDIT RISK

    The concentration of credit risk is limited since the Company's small-ticket lease portfolio varies widely as to diversity of equipment types, lessees, and geographic location.

    2.  AGGREGATE FUTURE AMOUNTS RECEIVABLE UNDER LEASE CONTRACTS:

    Receivables under financing lease contracts at April 30, 1995 are due as follows:

                   Fiscal Year                Amount
                   -----------           -----------
                   1996                  $10,448,003
                   1997                    5,361,504
                   1998                    2,323,441
                   1999                      516,623
                   2000 and beyond           179,697
                                         -----------
                                         $18,829,268
                                         ===========

    Future rentals due under operating lease contracts are all due within one year and, excluding those rentals reflected in operating lease accounts receivable, total $3,346 and $6,587 at April 30, 1995 and 1994, respectively.

    3.  DEMAND, FIXED RATE AND MONEY MARKET THRIFT CERTIFICATES:

    The Demand, Fixed Rate and Money Market Thrift Certificates outstanding at April 30, 1995 were issued by ELCOA, with outstanding certificates bearing interest at rates ranging from 7.0% to 12.75%. Beginning September 1, 1990, the name of these debt securities was changed from Money Market Thrift Certificates to Demand and Fixed Rate Certificates. In the event of liquidation of ELCOA, holders of these debt securities would be senior in priority in liquidation as respects ELCOA's assets. Holders of ELCOA's debt securities have no right in liquidation as respects the assets of its parent, he Company. All of these certificates rank on parity with each other. There are no restrictive covenants relative to this debt, nor is ELCOA restricted from the payment of cash dividends, loans or advances to the Company. The certificates at April 30, 1995 are due as follows:

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    3.  DEMAND, FIXED RATE AND MONEY MARKET THRIFT CERTIFICATES:  (Continued)

    Year Ending April 30,                Amount
    ---------------------           -----------
       1996                         $14,697,989
       1997                           3,138,288
       1998                           1,146,431
       1999                           2,156,743
       2000 and beyond                3,382,424
                                    -----------
                                    $24,521,875
                                    ===========

    Included in the amount due in the year ending April 30, 1996 are $2,135,337 of certificates payable on demand. Additionally, accrued interest of $2,326,708 at April 30, 1995 is payable upon demand.

    4.  SENIOR THRIFT CERTIFICATES:

    Outstanding Senior Thrift Certificates bear interest at rates ranging from 9.00% to 15.50% at April 30, 1995, and in the event of liquidation are senior in priority to all outstanding Subordinated Thrift Certificates. Senior Thrift Certificates at April 30, 1995 are due as follows:

    Year Ending April 30,                Amount
    ---------------------           -----------
         1996                       $14,089,450
         1997                         1,907,727
         1998                           904,794
         1999                           604,903
         2000 and beyond              1,276,704
                                    -----------
                                    $18,783,578
                                    ===========

    Included in the amount due in the year ending April 30, 1996 are approximately $736,786 in certificates payable on demand. Accrued interest on the Senior Thrift Certificates of $1,337,056 at April 30, 1995 is payable on demand.

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    5.  SUBORDINATED THRIFT CERTIFICATES:  (Continued)

    Outstanding Subordinated Thrift Certificates bear interest at rates ranging from 10.00% to 15.8% at April 30, 1995. All thrift certificates are subordinated to any indebtedness defined by the Trust Indenture as "Senior Debt" which includes Senior Thrift Certificates, borrowings from banks, trust companies and other financial institutions, but excludes subordinated debentures.

Subordinated Thrift Certificates at April 30, 1995 are due as follows:

    Year Ending April 30,               Amount
    ---------------------           ----------
         1996                       $4,996,887
         1997                          432,704
         1998                          266,942
         1999                          160,927
         2000 and beyond               167,906
                                    ----------
                                    $6,025,366
                                    ==========

    Included in the amount due in the year ending April 30, 1996 are approximately $503,390 of certificates payable on demand. Accrued interest on the Subordinated Thrift Certificates of $1,747,984 at April 30, 1995 is payable on demand.

    6.  PREFERRED SHARES:

    In 1982, the Company authorized the issuance of 1,000 shares of $1 par value preferred shares of the Company to be referred to as "Adjustable Rate Cumulative Preferred Shares." The President and members of his immediate family exchanged $128,900 in principal amount of Subordinated debentures and $146,100 in principal amount of Subordinated Thrift Certificates for 275 shares of Preferred Stock in 1982. The issuance of the shares was exempt from federal and state securities law registration.

    The Adjustable Rate Cumulative Preferred Shares, which have a $1,000 per share liquidation preference, are redeemable at the option of the Company at $1,000 per share, plus accrued dividends. Distributions are cumulative and declared and paid monthly at a rate equal to the prime rate but not less than 12% per annum nor greater than 18% per annum. There were no distributions during the three fiscal years ended April 30, 1995.

    "Prime Rate Cumulative Preferred Shares" have a $100 liquidation preference and are redeemable solely at the option of the Company at $105 per share, plus accrued dividends. Distributions are cumulative and are declared and paid monthly at a rate equal to the prime rate of interest but not less than 10% nor greater than 18% per annum. During the year ended April 30, 1993 $2,193 in distributions were paid out of contributed capital in excess of the par value of these shares.

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    7.  INCOME TAXES:

    The Company has available for federal income tax purposes net operating loss carryovers aggregating approximately $21,182,000 ($30,145,000 for financial statement purposes) at April 30, 1995. Such loss carryovers may be used to offset future taxable income, if any, until their expiration in varying amounts from 2001 to 2008. The Company also has investment tax credit carryovers of approximately $1,284,000 at April 30, 1995 which are available to reduce federal income tax liabilities, if any. Such carryovers expire, if not previously utilized, in varying amounts from 1995 through 2002.

    8.  INITIAL DIRECT COSTS:

    Initial direct costs consist principally of commissions, processing, and credit approval costs. In accordance with SFAS No. 91, initial direct costs are accounted for as part of the investment in direct financing leases.
Initial direct costs as defined by SFAS No. 91 amounted to $52,049, $40,222 and $87,746, for the fiscal years ended April 30, 1995, 1994 and 1993, respectively, consisting principally of commissions paid to outside lease brokers and salesmen.

    9.  COMMITMENTS AND CONTINGENCIES:

    The Company leases office space and equipment under noncancellable operating lease agreements. Total rental expense charged to operations for the years ended April 30, 1995, 1994 and 1993 was approximately $235,200, $226,700 and $233,400, respectively.

    As of April 30, 1995, the future minimum rental payments under leases are as follows:

         Fiscal Year                 Amount
         ----------                --------
         1996                      $ 78,536
         1997                        11,825
                                   --------
                      Total        $ 90,361
                                   ========

10. TRANSACTIONS WITH RELATED PARTIES:

    The Company is a wholly-owned subsidiary of Walnut Associates, Inc., which is wholly-owned by Mr. William Shapiro, the President of Walnut Equipment Leasing Co., Inc.

    The President received no salary in fiscal years 1995, 1994 and 1993. However, the Company paid management fees of $69,000 during each of the fiscal years ended April 30, 1995, 1994 and 1993, respectively to Walnut Associates, Inc., primarily to reimburse it for the services of the President.

    Outstanding Adjustable Rate Cumulative Preferred Shares, Prime Rate Cumulative Preferred Shares, Subordinated Debentures, Senior and Subordinated Thrift Certificates and Demand, Fixed Rate and Money Market Thrift Certificates

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. TRANSACTIONS WITH RELATED PARTIES:  (Continued)

held by the President, members of his family or companies in which he is the majority shareholder at April 30, 1995 and 1994 were as follows:

                                                   1995           1994
                                               --------         -------
    Adjustable Rate Cumulative
    Preferred Shares                           $    275         $   275

    Prime Rate Cumulative Preferred Shares          281             281

    Senior Thrift Certificates                  697,706         583,372

    Demand, Fixed Rate and
    Money Market Thrift Certificates            181,266         167,617

    Subordinated Debentures                       4,000           4,000

    Subordinated Thrift Certificates            555,845         438,985

    For the years ended April 30, 1995, 1994 and 1993, the Company paid Welco Securities, Inc., ("Welco") an affiliated registered broker/dealer in securities owned by the President of the Company, $135,593, $136,848 and $121,833 respectively, for commissions paid in connection with the offering and sale of Senior Thrift Certificates. The Company pays Welco a commission from 0.2% to 8.0% of the sale price of all Fixed Term Senior Thrift Certificates, and amortizes this expense over the term of each certificate. ELCOA paid Welco $170,642, $165,581 and $143,611 for commissions incurred in the solicitation of Demand, Fixed Rate and Money Market Thrift Certificates during the fiscal years ended April 30, 1995, 1994 and 1993, respectively. ELCOA pays a commission to Welco of 0.2% to 8.0% of the sale price on all Demand and Fixed Rate Certificates sold, and amortizes this expense over the term of each certificate. During the fiscal year ended April 30, 1995, 1994 and 1993, Welco paid rentals of approximately $8,500, $10,200 and $7,200, respectively, on equipment leased from the Company.

    The Company expensed $354,783, $342,186 and $304,296 in 1995, 1994 and
1993, respectively, to a law firm in which the President is the principal shareholder. These payments primarily represent fees for legal services to associate attorneys, costs and expenditures relating to collections on defaulted leases.

    During the fiscal years ended April 30, 1995 and 1994, the Company incurred $69,943 and $81,965, respectively, in transfer agent service fees for the issuance and redemption of its Senior and Subordinated Thrift Certificates. These fees were paid monthly to Financial Data, Inc., a subsidiary of Walnut Associates, Inc. The monthly amount charged by Financial Data, Inc. is the sum of $2.00 per certificate holder account maintained, $1.00 per new or rollover certificate issued during the month, or a minimum of $1,000 per month, whichever is greater. Prior to January 1, 1994, the monthly charge per

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. TRANSACTIONS WITH RELATED PARTIES:  (Continued)

certificate holder was $2.50. During the fiscal years ended April 30, 1995 and 1994, ELCOA paid $99,595 and $105,334 respectively, to Financial Data, Inc. for similar services rendered in connection with its outstanding Demand, Fixed Rate and Money Market Thrift Certificates.

    The Company charges Financial Data, Inc. for the use of the Company's computer facilities, space, telephone, and personnel. The amounts charged to Financial Data, Inc. during the fiscal years ended April 30, 1995 and 1994 were $111,592 and $111,491 respectively. As of April 30, 1995, the Company had a receivable of $88,264 from Financial Data, Inc. The ability of Financial Data, Inc. to repay this amount is dependent upon increases in the number of holders of Demand, Fixed Rate, and Senior Thrift Certificates and related charges therefrom.

    On March 6, 1987, the Company entered into a lease agreement with Walnut Associates, Inc. covering approximately 4,300 square feet of warehouse and print shop facilities for a five year term, renewable for an additional five year term, at an annual rental of $3.00 per square foot for the initial term. This lease was renewed for an additional five year term at the same monthly rental through March 31, 1997. During the fiscal years ended April 30, 1995, 1994 and 1993, $12,900 in rents each year were paid by the Company to Walnut Associates, Inc.

11.  SUBSEQUENT EVENT

    The Board of Directors of the Company have authorized the filing of a post-effective amendment to a previously registered registration statement for the Company to register the remaining portion of the offering of Senior Thrift Certificates which will remain unsold as of August 31, 1995.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    None


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company are:

William Shapiro                    (age 72) President and Director
Kenneth S. Shapiro                 (age 43) Vice President
                                            and Director
Deljean Shapiro                    (age 67) Secretary-Treasurer
                                            and Director
Dr. Thomas Matcovich               (age 66) Director
Philip R. Bagley                   (age 68) Director
Lester D. Shapiro                  (age 34) Director

    Director's terms expire May 1, 1996, or when their successors are duly elected at the next annual meeting of the stockholders. The executive officers' terms expire when their successors are duly appointed by the Board of Directors.

    William Shapiro, the husband of Deljean Shapiro and father of Kenneth and Lester Shapiro, holds degrees from the Temple University Schools of Business and Law. He is a practicing attorney and a Certified Public Accountant. He has been the President, Chief Executive Officer and Director of the Company since 1969 and devotes substantially all of his time to those duties. For the last thirty-three years, he has been the President, Chief Executive Officer and a Director of Walnut Associates, Inc., the parent of the Company. He has been President of William Shapiro, Esq., P.C., a law firm since 1976. He was also a Director of Kulicke and Soffa Industries, Inc. a publicly held manufacturing company, through August 1987. Mr. William Shapiro is the Secretary/Treasurer and Director of Welco Securities, Inc. since 1983, the President of Equipment Leasing Corporation of America since May, 1986, and President and Director of Financial Data, Inc. since 1972.

    Kenneth S. Shapiro, the son of William and Deljean Shapiro and brother of Lester Shapiro, is a graduate of Boston University's School of Business and School of Law. He is a practicing attorney and a Certified Public Accountant. Upon graduation from law school in 1977, he was employed by Touche Ross & Co., Certified Public Accountants, as a Tax Consultant. In 1977 he became a Director of the Company and was employed as its Controller from September 1979 to 1983, when he became its Vice-President. In addition to being the Vice-President of Walnut, he is the President and a Director of Welco Securities, Inc. He is also on the part-time faculty in Accounting and Taxation at Beaver College, Glenside, Pennsylvania. He also serves as Vice-President for Equipment Leasing Corporation of America.

    Deljean Shapiro, the wife of William Shapiro, and mother of Kenneth and Lester Shapiro, is a graduate of Temple University and has been the Office Manager of Walnut Associates, Inc. since its incorporation in 1960. Prior thereto she was a social worker for the Commonwealth of Pennsylvania. She has been the Secretary-Treasurer and Director of the Company since 1969, and is co-director of KYW's Call-For-Action program in Philadelphia.

    Dr. Thomas Matcovich was, for more than five years prior hereto, a Professor of Electrical Engineering at Drexel University, Philadelphia, Pennsylvania. He was also a Director of Kulicke and Soffa Industries, Inc., a publicly held manufacturing company, through August, 1987. He is President of Applied Microelectronics, Inc., (a research and development firm) since its incorporation in January 1983, and President of Sportronics, Inc., a manufacturer of automated diagnostic baseball bats, since January, 1990. He has been a Director of the Company since September, 1983.

    Philip R. Bagley received the degree of Master of Science from Massachusetts Institute of Technology in 1951. He was from 1978 to 1984 an assistant professor in computer and information sciences at Temple University, Philadelphia, Pennsylvania. He was adjunct professor in computer and information sciences at Temple University during the 1987-88 academic year. With over 40 years experience in the data processing field, he has served as President of Information Technology, Inc., (formerly Information Engineering) from 1966 to 1977 (a computer systems design and operations center) and since February 1980 has been President of the Automated Office, Inc., a firm providing professional data processing consultation and services to outside clients. He has been a Director of the Company since September, 1983.

    Lester D. Shapiro, the son of William Shapiro and Deljean Shapiro and brother of Kenneth S. Shapiro, is a graduate of New York University College of Business and Public Administration, having majored in accounting and management. He also received a Masters of Business Administration degree from the New York University in June, 1985. Since 1981, he also has been engaged in the purchase and resale of used business equipment on his behalf. He has been a Director of the Company since September, 1983, and is also a Director of Equipment Leasing Corporation of America, the Company's wholly-owned subsidiary, since May, 1986.

Item 11. EXECUTIVE COMPENSATION

    No Officer or Director of the Company received from the Company aggregate direct remuneration during the fiscal year ended April 30, 1995, equal to or in excess of $60,000. The Company has no profit sharing, pension, stock option plans or employment agreement in effect and does not expect to adopt any such plan or agreement in the near future. All executive officers as a group (consisting of two individuals) earned an aggregate of $127,500 in direct or indirect remuneration during the fiscal year ending April 30, 1995 (consisting in part of a $69,000 annual management fee paid to Walnut Associates, Inc., in consideration of the services of Mr. William Shapiro, its sole shareholder). The Company pays directors' fees to outside directors in the amount of $350 per director per meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All of the common stock of the Company presently outstanding is owned by Walnut Associates, Inc. and 100% of the common stock of Walnut Associates, Inc., is beneficially owned by William Shapiro, the President, Director, and Chief Executive Officer of the Company. The principal business address of Walnut Associates, Inc. is Suite 2128, 101 West City Avenue, Bala Cynwyd, Pennsylvania 19004. As the sole shareholder, William Shapiro and Walnut Associates, Inc., may be deemed "parents" of the Company as that term is defined under the Securities Act of 1933, as amended. All of the Company's presently outstanding Adjustable Rate Cumulative Preferred Shares are held by Mr. William Shapiro and members of his immediate family, individually or in joint ownership, as well as $281 in legal capital of Prime Rate Cumulative Preferred Shares at April 30, 1995.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There are no employment contracts with any of the Officers or Directors of the Company.

    For the three fiscal years ended April 30, 1995, the Company paid yearly management service fees of $69,000 to Walnut Associates, Inc. (which is 100% owned by William Shapiro). Management service fees have continued since June, 1991 at the rate of $5,750 per month, which approximates the monthly operating costs and expenses of Walnut Associates, Inc. These fees are primarily to reimburse Walnut Associates for the services provided to the Company by Mr. William Shapiro. The management and servicing activities of Walnut Associates, Inc. for which such charges are made also cover broad areas, including management guidance, financing and furnishing of office and computer facilities.

    Financial Data, Inc., an affiliate of the Company, performs transfer agent duties for both the Company and ELCOA and receives monthly fees from both companies for its services, which amounted to $169,538 for the fiscal year ended April 30, 1995. Financial Data, Inc. is obligated to reimburse the Company for the use of its computer facilities, personnel and miscellaneous office expenses, including rent and telephone. Accrued reimbursements totaled $111,592 for the fiscal year ended April 30, 1995. Financial Data, Inc. owed the Company $88,264 at that date.

    Legal services involving collections on defaulted leases were performed for the Company and ELCOA by a law firm in which William Shapiro is a principal. During fiscal year 1995, Mr. Shapiro's firm received $354,783 as reimbursement for legal costs and expenditures incurred on behalf of the Company. Neither William Shapiro nor Kenneth Shapiro are included on the law firm's payroll.

    During fiscal 1995 the Company reimbursed Welco Securities, Inc. ("WELCO") an affiliate owned by Mr. William Shapiro, for out-of-pocket expenses incurred in connection with the offering and sale of Senior Thrift Certificates. Both Companies pay Welco commissions between 0.2% and 8.0% of the sale price of the certificates sold on behalf of the companies. See Footnote 10 to the Consolidated Financial Statements. Both the Company and ELCOA amortize these commissions over the terms of the certificates. During fiscal 1995 and 1994, the Company and ELCOA paid Welco Securities, Inc. $306,235 and $302,429, respectively, for commissions and reimbursements of out-of-pocket expenses. Neither Kenneth Shapiro nor William Shapiro received any remuneration from Welco associated with the sale of these securities. As of April 30, 1995, Welco owed the Company $5,797 for printing and mailing costs paid by the Company on Welco's behalf. During the fiscal year ended April 30, 1995, Welco paid rentals of $8,441 on equipment leased from the Company.

    On May 6, 1986, the Company formed a subsidiary, Equipment Leasing Corporation of America ("ELCOA") which the Company capitalized initially with $1,000,000 in equipment cost and related direct financing leases, in exchange for all of the subsidiary's voting common stock. ELCOA is operated as a separate entity, with its own Board of Directors, a majority of the members of which are independent of the Company, and maintains its principal office in Wilmington, Delaware. ELCOA has entered into a Service Contract and other related agreements with the Company, under the terms of which the Company and its present employees will originate, administer and service all of ELCOA's leases for a fee. In addition, the Company has granted to ELCOA a right of first refusal to purchase certain equipment and associated leases from the Company in excess of the Company's requirements. See also "BUSINESS - Methods of Financing."

    The Company also leases certain warehouse and print shop facilities from Walnut Associates, Inc. Rents paid by the Company to Walnut Associates, Inc. totaled $12,900 for the fiscal year ended April 30, 1995. See also Item 2 to this Form 10-K.

    The Company believes the above transactions to have been on terms at least as favorable as the Company could have obtained from non-affiliated parties.


    Since the Company and ELCOA are affiliated and share the same officers and directors, certain conflicts of interest may arise between the Companies.

    ELCOA competes with the Company in the equipment leasing business. Should both companies have funds available at the same time for acquiring equipment and related leases, conflicts of interest may arise as to which company should hold and retain the equipment and related leases. In such situations, the officers will analyze the equipment already purchased by the Company and investment objectives of the Company and ELCOA. The officers will make the decision as to which company will ultimately retain the equipment and related leases, based upon such factors among others, as (a) the amount of cash available to the Company and ELCOA, (b) the current and long term liabilities of each company, and (c) the effect of such acquisition on the diversification of each company's equipment and lease portfolio. ELCOA has the right of first refusal in any equipment and appurtenant leases the Company wishes to sell, based upon an Option Agreement between the parties. An additional conflict may exist since the Company has been engaged in the collection of delinquent accounts on behalf of ELCOA and will continue to receive servicing fees during its collection efforts, although ELCOA may not recognize any income beyond the original lease term.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  FINANCIAL STATEMENTS (Included in Item 8 of this Report):

                                                                  Page
                                                                  ----
         (a)  Independent Auditor's Report                        29

         (b)  Consolidated Balance Sheets at April 30,
              1995 and 1994.                                      30-31

         (c)  Consolidated Statements of Operations for
              the years ended April 30, 1995, 1994 and 1993.      32

         (d)  Consolidated Statement of Changes in
              Shareholders' Deficit for the years
              ended April 30, 1995, 1994 and 1993.                33

         (e)  Consolidated Statements of Cash Flows
              for the years ended April 30, 1995, 1994
              and 1993.                                           34-35

         (f)  Notes to Consolidated Financial Statements.         36

    (2)  FINANCIAL STATEMENT SCHEDULE (attached hereto):
         (a)  Report on Schedule.                                 57

         (b)  Schedule VIII - Valuation and Qualifying
              Accounts.                                           58

    All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or are inapplicable.

3)  EXHIBITS

    3.1 - Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to Walnut's Annual Report on Form 10-K for the year ended April 30, 1987 (File No. 2-65101; Filed July 29, 1987).

    3.2 - By-Laws, as amended, Incorporated by reference to Exhibit 3.1 to Walnut's Annual Report on Form 10-K for the year ended April 30, 1985. (File No. 2-65101; July 29, 1985).

    4.1 - Specimen of Variable Rate Money Market Subordinated Demand Thrift Certificate, incorporated by reference to Walnut's Registration Statement on Form S-1 (File No. 2-78371; File July 9, 1982).

    4.2 - Specimen of Fixed Term Money Market Subordinated Thrift Certificates, incorporated by reference to Exhibit 4.1 to Walnut's Registration Statement on Form S-1 (File No. 2-78371; Filed July 9,
           1982).

    4.3 - Specimen of ninety day demand Subordinated Thrift Certificate, incorporated by reference to Exhibit 3.1 to Walnut's Registration Statement on Form S-18 (File No. 2-65101; Filed October 24, 1979).

    4.4 - Specimen of one, three and five year Subordinated Thrift Certificate, incorporated by reference to Exhibit 3.2 to Walnut's Registration Statement on Form S-18 (File No. 2-65101; Filed October 24, 1979).

    4.5 - Specimen of Variable Rate Money Market Demand Subordinated Thrift Certificate, incorporated by reference to Exhibit 3.6 to Walnut's Registration Statement on Form S-18 (File No. 2-65101; Filed April 15, 1980).

    4.6 - Specimen of Fixed Rate Money Market Subordinated Thrift Certificate, incorporated by reference to Exhibit 3.7 to Walnut's Registration Statement on Form S-18 (File No. 2-65101; File April 15, 1980).

    4.7 - Specimen of Variable Rate Money Market Subordinated Thrift Certificate, incorporated by reference to Exhibit 3.1 of Walnut's Registration Statement on Form S-18 (File No. 2-70326; Filed December 19, 1980).

    4.8 - Specimen of Fixed Term Money Market Subordinated Thrift Certificate, incorporated by reference to Exhibit 3.2 to Walnut's Registration Statement on Form S-18 (File No. 2-70326; Filed December 19, 1980).

    4.9 - Trust Indenture between Walnut and Fulton Bank, Trustee, dated October 26, 1979 and amended by an Amendment dated April 14, 1980, incorporated by reference to Exhibit 4.9 to Walnut's Registration Statement on Form S-2 (File No. 2-92440; Filed September 5, 1986).

    4.10 - Trust Indenture between Walnut and Fulton Bank, Trustee, dated as of June 15, 1982, incorporated by reference to Exhibit 4.10 to Walnut's Registration Statement on Form S-2 (File No. 2-92440; Filed September 5, 1986).

    4.11 - Trust Indenture between Walnut and Fulton Bank, Trustee, dated as of June 15, 1982, incorporated by reference to Exhibit 4.11 to Walnut's Registration Statement on Form S-2 (File No. 2-92440; Filed September 5, 1986).

    4.12 - Subordination Agreement by William Shapiro and members of his immediate family, incorporated by reference to Exhibit 3.9 to Walnut's Registration Statement on Form S-18 (File No. 2-65101; Filed May 19, 1980).

    4.13 - Company Order dated June 8, 1980, incorporated by reference to
           Exhibit 3.10 to Walnut's Registration Statement on Form S-18 (File No. 2-65101; Filed June 9, 1980).

    4.14 - Specimen of Adjustable Rate Cumulative Preferred Share Certificate, incorporated by reference to Exhibit 4.14 to Form 8-K as filed by Walnut, dated December 30, 1982 (File No. 2-65101).

    4.15 - Specimen of Variable Rate Money Market Demand Subordinated Thrift Certificate, incorporated by reference to Exhibit 4.15 to Walnut's Registration Statement on Form S-2 (File No. 2-92440; Filed July 27, 1984).

    4.16 - Specimen of Fixed Term Money Market Subordinated Thrift Certificate, incorporated by reference to Exhibit 4.15 to Walnut's Registration Statement on Form S-2. (File No. 2-92440; Filed July 27, 1984).

    4.17 - Supplemental Trust Indenture dated July 24, 1984 to Trust Indenture between Walnut and Fulton Bank, Trustee dated June 15, 1982, incorporated by reference to Exhibit 4.17 to Walnut's Registration Statement on Form S-2. (File No. 2-92440; Filed July 27, 1984).

    4.18 - Specimen of Prime Rate Cumulative Preferred Stock Certificate, incorporated by reference to Exhibit 4.18 to Walnut's Registration Statement on Form S-2. (File No. 2-92440; Filed July 27, 1984).

    4.19 - Certificate of designations, relative rights, preferences and limitations of Prime Rate Cumulative Preferred Stock, incorporated by reference to Exhibit 4.19 to Walnut's Registration Statement on Form S-2. (File No. 2-92440; Filed July 27, 1984).

    4.20 - Second Supplemental Trust Indenture dated September 3, 1986 to Trust Indenture between Walnut and Fulton Bank, Trustee dated June 15, 1982, as supplemented July 24, 1984, incorporated by reference to Exhibit 4.20 to Walnut's Registration Statement on Form S-2 (Filed September 5, 1986; File No. 2-92440).

    4.21 - Trust Indenture dated as of October 7, 1987 between Walnut and First Valley Bank, Bethlehem, Pennsylvania, Trustee, incorporated by reference to Exhibit 4.21 to Walnut's Registration Statement on Form S-2 (Filed October 9, 1987; File No 33-16599).

    4.22 - Form of Specimen of Demand Senior Thrift Certificate; incorporated by reference to Exhibit 4.22 to Walnut's Registration Statement on Form S-2 (Filed October 9, 1987; File No. 33-16599).

    4.23 - Form of Specimen of Fixed Term Senior Thrift Certificate, incorporated by reference to Exhibit 4.23 to Walnut's Registration Statement on Form S-2(Filed October 9, 1987; File No. 33-16599).

    4.24 - Form of First Supplemental Trust Indenture dated September 20, 1988 to Trust Indenture dated as of October 7, 1987 between Registrant and First Valley Bank, Bethlehem, Pennsylvania, Trustee, incorporated by reference to Exhibit 4.24 to Walnut's Registration Statement on Form S-2. (File No. 33-23210; Filed July 21, 1988.)

    4.25 - Form of Demand Senior Thrift Certificate, incorporated by reference to Exhibit 4.25 to Walnut's Registration Statement on Forms S-2 (File No. 33-23210; Filed July 21, 1988.)

    4.26 - Form of Fixed Term Senior Thrift Certificate, incorporated by reference to Exhibit 4.26 to Walnut's Registration Statement on Form S-2 (File No. 33-23210; Filed July 21, 1988.)

    4.27 - Form of Second Supplemental Trust Indenture dated as of September 13, 1989 to Trust Indenture dated as of October 7, 1987 between Registrant and First Valley Bank, Bethlehem, Pennsylvania, Trustee, incorporated by reference to Exhibit 4.27 to Walnut's Registration Statement on Form S-2. (File No. 33-29704; Filed July 10, 1989.)

    4.28 - Form of Specimen of Demand Senior Thrift Certificate, incorporated by reference to Exhibit 4.28 to Walnut's Registration Statement on Form S-2 (File No. 33-29704; Filed July 10, 1989.)

    4.29 - Form of Specimen of Fixed Term Senior Thrift Certificate, incorporated by reference to Exhibit 4.29 to Walnut's Registration Statement on Form S-2 (File No. 33-29704; Filed July 10, 1989.)

    4.30 - Form of Third Supplemental Trust Indenture dated as of August 17, 1990 to Trust Indenture dated as of October 7, 1987 between Registrant and First Valley Bank, Bethlehem, Pennsylvania, Trustee (File No. 33-35663; Filed June 29, 1990.)

    4.31 - Specimen of Demand Senior Thrift Certificate (incorporated by reference to Exhibit 4.31 to Walnut's Registration Statement on Form S-2 (File No. 33-35663; Filed June 29, 1990.)

    4.32 - Specimen of Fixed Rate Senior Thrift (incorporated by references to Exhibit to Walnut's Registration Statement on Form S-2 (File No. 33-35663; Filed July 29, 1990)

    4.33 - Fourth Supplemental Trust Indenture dated as August 14, 1992 to Trust Indenture dated as of October 7, 1987 between Registrant and First Valley Bank, Bethlehem, Pennsylvania, Trustee. (File No. 33-49278; File August 18, 1992).

    4.34 - Form of Specimen of Demand Senior Thrift Certificate. (File No. 33-49278; Filed July 6, 1992).

    4.35 - Form of Specimen of Fixed Term Senior Thrift Certificate. (File No. 33-49278; Filed July 6, 1992).

    10.1 - Specimen of existing five year Subordinated Debenture, incorporated by reference to Exhibit 11.2 to Walnut's Registration Statement on Form S-18 (File No. 2-65101; Filed July 26, 1979).

    10.2 - Form of equipment lease, incorporated by reference to Exhibit 11.3 to Walnut's Registration Statement on Form S-18 (File No. 2-65101; Filed July 26, 1979).

    10.3 - Agreement with Walnut Associates, Inc. as of February 1, 1979, incorporated by reference to Exhibit 11.5 to Walnut's Registration Statement on Form S-18 (File No. 2-65101; Filed July 26, 1979).

    10.5 - Service Contract dated May 23, 1986 between Walnut and Equipment Leasing Corporation of America; Incorporated by reference to Exhibit
           10.5 to Equipment Leasing Corporation of America's Registration Statement on Form S-1 (File No. 33-6259; Filed June 6, 1986).

    10.6 - Escrow Agreement dated May 23, 1986 between Walnut and Equipment Leasing Corporation of America re: Segregation of Funds; incorporated by reference to Exhibit 10.6 to Equipment Leasing Corporation of America's Registration Statement on Form S-1 (File No. 33-6259; Filed June 6, 1986).

    10.7 - Option Agreement dated May 23, 1986 between Walnut and Equipment Leasing Corporation of America; incorporated by reference to Equipment Leasing Corporation of America's Registration Statement on Form S-1 (File No. 33-6259; Filed June 6, 1986).

    10.8 - Agreement regarding sale of equipment and related leases to Equipment Leasing Corporation of America in exchange for common stock; Incorporated by reference to Exhibit 2.1 to Equipment Leasing Corporation's Registration Statement of Form S-1 (File No. 33-6259; Filed June 6, 1986).

    10.9 - Lease Agreement dated as of March 6, 1987 between Walnut and Walnut Associates, Inc. covering the premises located at 15 South 4th Street, Fernwood, PA, incorporated by reference to Exhibit 10.23 to Walnut's Registration Statement on Form S-2 (Filed 7/31/87; File No. 2-92440).

    10.10- Sublease agreement dated as of June, 1990 between Walnut and Walnut
           Associates, Inc. covering the premises located at 101 W. City Avenue, Bala Cynwyd, Pennsylvania, under and subject to a sublease agreement between Walnut Associates, Inc., covering the period from September 1, 1990 to August 31, 1995. Incorporated by reference to Form 10-K filed for the fiscal year ended April 30, 1990 (Filed June 29, 1990.)

   *10.11- Service Purchase Contract dated May 18, 1995 between Walnut and the
           Pennsylvania Office of Liquidations and Rehabilitations regarding servicing of performing lease files.

   *10.12- Master Leasing Program Agreement dated as of June 9, 1995 between
           TEC America, Inc. and the Company regarding a "private label leasing" agreement between the parties.

    12.1 - See "Consolidated Statements of Operation" in Item 8 to this report.

    22.1  -Subsidiaries of Walnut.

   *27.1  - Financial Data Schedule.

    *  Filed with this Form-10K

       (b)   Reports on Form 8-K

               None.

                            ------------------------

    Registrant has neither furnished to security holders any annual reports covering the registrant's last fiscal year nor any proxy materials.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to a previously filed report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    WALNUT EQUIPMENT LEASING CO., INC.


                    By: /s/  William Shapiro
                        -----------------------------
                        William Shapiro, President

    Date: July 24, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

        Name                                 Title

/s/  William Shapiro
- -----------------------             President, Chief Executive,
William Shapiro                     Principal Financial and
                                    Accounting Officer; Director
Date: July 24, 1995

/s/  Kenneth S. Shapiro
- -----------------------             Vice-President; Director
Kenneth S. Shapiro

Date: July 24, 1995

/s/  Deljean Shapiro
- -----------------------             Secretary/Treasurer; Director
Deljean Shapiro

Date: July 24, 1995

/s/  Thomas Matcovich
- -----------------------             Director
Dr. Thomas Matcovich

Date: July 24, 1995

/s/  Philip R. Bagley
- -----------------------             Director
Philip R. Bagley

Date: July 24, 1995

/s/  Lester D. Shapiro
- -----------------------             Director
Lester D. Shapiro

Date: July 24, 1995

                             INDEPENDENT AUDITOR'S
                     REPORT ON FINANCIAL STATEMENT SCHEDULE


    In connection with our audits of the consolidated financial statements of Walnut Equipment Leasing Co., Inc. at April 30, 1995 and 1994 and for each of the three years in the period ended April 30, 1995, we have also audited the consolidated financial statement schedule included in this Form 10-K as listed in Item 14(a)(2).

    In our opinion, the consolidated financial statement schedule mentioned above present fairly the information required to be stated therein.











/s/  Cogen Sklar LLP
COGEN SKLAR LLP
(formerly, Cogen Sklar Levick)

Bala Cynwyd, Pennsylvania


July 7, 1995

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
    Column A      Column B      Column C       Column D        Column E
    --------      --------      --------       --------        --------
                                Additions
                                ---------
                Balance at      Charged to                    Balance at
               Beginning of     Costs and                       End of
Description       Period        Expenses       Deductions       Period
- -------------------------------------------------------------------------
Year Ended April 30, 1993
Allowance for Doubtful Lease Receivables
- ----------------------------------------
Direct Finance
 Leases (A)       $1,781,400   $1,143,471(C)    $932,194(D)    $1,992,677
Operating
 Leases (B)              ---          ---            ---              ---
                  ----------   ----------       --------       ----------
    Total         $1,781,400   $1,143,471       $932,194       $1,992,677
                  ==========   ==========       ========       ==========
Year Ended April 30, 1994
Allowance for Doubtful Lease Receivables
- ----------------------------------------
Direct Finance
 Leases (A)       $1,992,677   $  792,879(C)    $897,098(D)    $1,888,458
Operating
 Leases (B)              ---          ---            ---              ---
                  ----------   ----------       --------       ----------
    Total         $1,992,677   $  792,879       $897,098       $1,888,458
                  ==========   ==========       ========       ==========
Year Ended April 30, 1995
Allowance for Doubtful Lease Receivables
- ----------------------------------------
Direct Finance
 Leases (A)       $1,888,458   $1,635,963(C)  $2,111,032(D)    $1,413,389
Operating
 Leases (B)              ---          ---            ---              ---
                  ----------   ----------     ----------       ----------
    Total         $1,888,458   $1,635,963     $2,111,032       $1,413,389
                  ==========   ==========     ==========       ==========

    (A) Represents estimated losses that will be incurred in the collection of receivables from finance leases.

    (B) Represents estimated losses that will be incurred in the collection of receivables from operating leases.

    (C) Provisions for estimated losses calculated on the basis of amounts necessary to provide for anticipated losses on delinquent leases on an impairment basis.

    (D)  Write-offs of bad debts, net of recoveries.


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K405

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)


For the fiscal year ended                              Commission file number
APRIL 30, 1995                                         2-65101

                       WALNUT EQUIPMENT LEASING CO., INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                              23-1712443
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

            SUITE 2128, 101 WEST CITY AVENUE, BALA CYNWYD, PA 19004
              (Address of principal executive offices)  (Zip Code)




                                    EXHIBIT

                                     VOLUME



                       WALNUT EQUIPMENT LEASING CO., INC.

                                 EXHIBIT INDEX

                                      10-K

Exhibit                                                         Sequential
Number       Description                                        Page Number
- -------      -----------------------------------------------    -----------
10.11        Service Purchase Contract dated May 18, 1995
             between Walnut and the Pennsylvania Office of
             Liquidations and Rehabilitations.                       62



10.12        Master Leasing Program Agreement dated as of June
             9, 1995 between TEC America, Inc. and the Company.      72



27.1         Financial Data Schedule.                                79




