Form 10-Q
period 1995-07-31
WALNUT EQUIPMENT LEASING CO INC
filed 1995-09-14
CIK 312259

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ---------------

                                  FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended July 31, 1995
                                   -------------
    or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ............... to ....................

    Commission File Number:  33-16599
                             --------

                      WALNUT EQUIPMENT LEASING CO., INC.
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

DELAWARE                                              23-1712443
-------------------------------                       ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)


       SUITE 2128, 101 W. CITY AVENUE, BALA CYNWYD, PENNSYLVANIA 19004
       ---------------------------------------------------------------
             (Address of Principal executive offices)  (Zip Code)

                                (610) 668-0700
                                (800) 866-0809
                                -------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No
                                                    -----    -----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of August 31, 1995: $1.00 par value common stock - 1,000 shares.

                      WALNUT EQUIPMENT LEASING CO., INC.

                                    INDEX


PART I.  FINANCIAL INFORMATION                                  PAGE NUMBER
------------------------------                                  -----------
    Item 1. Financial Statements

         Consolidated Balance Sheets; July 31, 1995
         (unaudited) and April 30, 1995                             1-2

         Consolidated Statements of Operations;
         Three months ended July 31, 1995 and
         1994 (unaudited)                                           3

         Consolidated Statement of Changes in
         Shareholders' Deficit; Three months ended
         July 31, 1995 (unaudited)                                  4

         Consolidated Statements of Cash Flows;
         Three months ended July 31, 1995 and
         1994 (unaudited)                                           5-6

         Notes to Consolidated Financial Statements                 7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                              8

PART II.  OTHER INFORMATION
---------------------------

    Item 5. Other Information                                      14

    Item 6. Exhibits and Reports on Form 8-K                       14


                   WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS


                                                 July 31, 1995     April 30, 1995
                                                 -------------     --------------
                                                  (unaudited)
ASSETS

Direct finance Leases:
    Aggregate future amounts
      receivable under lease contracts           $  18,598,918       $ 18,829,268
    Estimated residual value of equipment            1,919,618          1,976,244
    Less:
      Unearned income under lease contracts         (3,325,079)      (  3,436,458)
      Advance payments                             (   570,201)      (    579,965)
                                                  ------------       ------------
                                                    16,623,256         16,789,089
      Allowance for doubtful lease receivables      (1,385,947)      (  1,413,389)
                                                  ------------       ------------
                                                    15,237,309         15,375,700
                                                  ------------       ------------

Operating Leases:
    Equipment at cost,
      Less accumulated depreciation of
      $8,064 and $6,680, respectively                   26,890             23,316
    Accounts receivable                                  3,173                ---

Cash and cash equivalents                           10,143,636          8,957,949
Other assets (Includes $637,479 paid
    to or receivable from related
    parties at April 30, 1995)                       1,131,690          1,086,402
                                                  ------------       ------------

    Total assets                                 $  26,542,698       $ 25,443,367
                                                    ==========       ============











                                  See accompanying notes

                 WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS - (Continued)


                                                 July 31, 1995     April 30, 1995
                                                 -------------     --------------
                                                  (unaudited)
LIABILITIES

Amounts payable to equipment suppliers           $     586,156       $    477,296
Other accounts payable and accrued expenses            240,350            252,361
Demand, Fixed Rate and
   Money Market Thrift Certificates
   (Includes $181,266 at April 30, 1995
   payable to related parties)                      25,757,363         24,521,875
Senior Thrift Certificates
   (includes $697,706 at April 30, 1995
   payable to related parties)                      19,670,152         18,783,578
Subordinated Thrift Certificates
   (Includes $555,844 at April 30, 1995
   payable to related parties)                       5,843,096          6,025,366
Accrued interest                                     5,640,690          5,411,748
Subordinated debentures (Includes $4,000 at
   April 30, 1995 payable to related parties)            5,858              5,858
State income taxes payable                               8,401              8,401
                                                  ------------       ------------
                                                    57,752,066         55,486,483
                                                  ------------       ------------

SHAREHOLDERS' DEFICIT

Prime Rate Cumulative Preferred Shares,
   $1 par value, $100 per share liquidation
   preference, 50,000 shares authorized,
   281 shares, issued and outstanding
   (liquidation preference $28,100)                        281                281
Adjustable Rate Cumulative Preferred Shares,
   $1 par value, $1000 per share liquidation
   preference.  1,000 shares authorized, 275
   shares issued and outstanding
   (liquidation preference $275,000)                       275                275
Common stock, $1.00 par value, 1,000 shares
   authorized, issued and outstanding                  101,500            101,500
Accumulated Deficit                                (31,311,424)       (30,145,172)
                                                  ------------       ------------
                                                   (31,209,368)       (30,043,116)
                                                  ------------       ------------
    Total liabilities and shareholders' deficit    $26,542,698       $ 25,443,367
                                                  ============       ============

                                See accompanying notes

                            WALNUT EQUIPMENT LEASING CO., INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For The Three Months Ended July 31,
                                                       1995             1994
                                                  ------------      -----------
                                                   (unaudited)      (unaudited)
Revenue:
  Income earned under direct
     finance lease contracts                      $   974,965       $ 1,059,263
  Operating lease rentals                               6,751               306
                                                  -----------       -----------
  Total revenue                                       981,716         1,059,569

Costs and expenses:
  Interest                                          1,182,359         1,038,139

  Lease origination expenses                          269,514           305,875

  General and administrative expenses                 504,515           493,380

  Provision for doubtful lease receivables            190,196           171,949

  Depreciation of operating lease equipment             1,384             2,131
                                                  -----------       -----------

  Total costs and expenses                          2,147,968         2,011,474
                                                  -----------       -----------

Loss before provision for income tax expense       (1,166,252)         (951,905)

Provision for state income taxes (See Note 2)             ---               897
                                                  -----------       -----------

Net Loss (See Note 2)                             $(1,166,252)      $  (952,802)
                                                  ===========       ===========
















                                  SEE ACCOMPANYING NOTES

                                       WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                                   Prime Rate             Adjustable Rate      Total
                                   Cumulative             Cumulative           Common     Accumulated    Shareholders'
                                   Preferred Shares       Preferred Shares     Stock       Deficit        Deficit
                                   ----------------       ----------------     ------      -----------     ------------
                                   No. of Shares          No. of Share

                                   Issued    Amount       Issued    Amount
                                   ------    ------       ------    ------
Balance, April 30, 1995             281     $   281         275     $  275     $101,500  $(30,145,172)   $(30,043,116)

Net loss for the three month
  period ended July 31, 1995
  (unaudited)                       ---         ---         ---        ---          ---    (1,166,252)     (1,166,252)

                                   ----     -------       -----    -------     --------   ------------     ------------
Balance, July 31, 1995 (unaudited)  281     $   281         275    $   275     $101,500  $(31,311,424)   $(31,209,368)
                                   ====     =======       =====    =======     ========   ============    ============












                                                      SEE ACCOMPANYING NOTES
                                                                4


               WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the Three Months Ended July 31,
                                                1995                 1994
                                             -----------          -----------
                                             (unaudited)          (unaudited)
OPERATING ACTIVITIES
--------------------
Net Loss                                     $(1,166,252)        $  (952,802)
Adjustments to Reconcile
Net Loss to Net Cash
Used in Operating Activities:
   Depreciation                                    1,384               2,131
   Amortization of Deferred Debt Expenses         34,011              30,051
   Provision for doubtful
     lease receivables                           190,196             171,949
Effects of Changes
in other Operating Items:
   Accrued Interest                              228,942             289,493
   Amounts Payable to Equipment Suppliers        108,860              75,859
   Other (net), principally
     increase in other Assets                    (94,483)           (167,853)
                                             -----------        ------------
Net Cash used in Operating Activities           (697,342)           (551,172)
                                             -----------        ------------

INVESTING ACTIVITIES
--------------------
Excess of Cash Received Over
   Lease Income Recorded                       1,879,096           1,741,393
Increase (Decrease) in Advance Payments           (9,764)             18,235
Purchase of Equipment for Lease               (1,926,095)         (2,159,998)
Purchase of U.S. Government Securities               ---          (7,013,583)
                                             -----------        ------------
Net Cash Used in Investing Activities            (56,763)         (7,413,953)
                                             -----------        ------------











                              See accompanying notes

               WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                             For the Three Months Ended July 31,
                                                   1995              1994
                                                -----------       -----------
                                                (unaudited)       (unaudited)
FINANCING ACTIVITIES
--------------------
Proceeds from Issuance of:
    Demand, and Fixed Rate Certificates        3,014,550           2,100,662
    Senior Thrift Certificates                 1,712,013           2,057,613
Redemption of:
    Demand, Fixed Rate, and Money
    Market Thrift Certificates                (1,779,062)         (1,786,773)
    Subordinated Thrift Certificates
    and Debentures                              (182,270)             40,950
    Senior Thrift Certificates                  (825,439)           (585,347)
                                             -----------        ------------
Net Cash Provided By
    Financing Activities                       1,939,792           1,827,105
                                             -----------        ------------
Increase (decrease) in cash
    and cash equivalents                       1,185,687          (6,138,020)
Cash and equivalents,
    Beginning of Year                          8,957,949           7,598,151
                                             -----------        ------------
Cash and cash equivalents,
    End of Year                              $10,143,636        $  1,460,131
                                             ===========        ============


















                              See accompanying notes

             Walnut Equipment Leasing Co., Inc. and Subsidiaries
              Notes to Interim Consolidated Financial Statements


1. FINANCIAL STATEMENT PRESENTATION

    The unaudited interim financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended April 30, 1995. The accompanying interim financial statements have not been audited by independent certified public accountants, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the results of operations, and are not necessarily indicative of the results to be expected for the full year.

2.  ACCOUNTING POLICIES

METHOD OF CONSOLIDATION

    The unaudited interim consolidated financial statements of Walnut Equipment Leasing Co., Inc. for the three month periods ended July 31, 1995 and 1994, respectively, include the operating results of its wholly-owned subsidiary, Equipment Leasing Corporation of America ("ELCOA"). All intercompany items have been eliminated for purposes of preparing the consolidated financial statements contained herein.

ACCOUNTING FOR LEASES

    The Company's lease contracts provide for total noncancellable rentals which exceed the cost of the leased equipment plus anticipated financing charges and, accordingly, are accounted for as financing leases. At the inception of each new lease, the Company records the gross lease receivable, the estimated residual value of the leased equipment, and the unearned lease income. The unearned lease income represents the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment leased. For leases originated after April 30, 1988, the Company has changed its method of accounting to conform with the requirements of FAS No. 91 "Accounting for Non Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases". Under this method, commissions paid in the amounts of $17,972 and $10,464 for the three months ended July 31, 1995 and 1994, respectively, were accounted for as part of the Investment in Direct Financing leases.

    Unearned income is earned and initial direct costs are amortized to direct finance lease income using the interest (or "effective") method over the term of each lease.

    An allowance for doubtful direct finance lease receivables has been maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by provisions charged to operating expense and reduced by charge-offs based upon a periodic evaluation, performed at least quarterly, of delinquent finance lease receivables. Pursuant to FAS 91, reserves are established to reflect losses anticipated from delinquencies and impairments that have already occurred rather than ultimate losses expected over the life of the lease portfolio. Total write-offs charged against this reserve for the three months ended July 31, 1995 and 1994 were $217,638 and $259,783, respectively, while the Company increased these reserves by charges of $190,196 and $171,949, respectively, to maintain reserves considered adequate for losses anticipated from remaining outstanding delinquent lease receivables.

INCOME TAXES EXPENSE

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

    The net deferred tax asset as of April 30, 1995 includes deferred tax assets (liabilities) attributable to the following temporary deductible (taxable) differences:

    Operating lease method vs. direct financial method    $ 3,000,800
    Provision for doubtful lease receivables                 473,200
    Other                                                    (35,000)
                                                          -----------
    Net deferred tax asset                                  3,439,000
    Valuation allowance                                    (3,439,000)
                                                          -----------

    Net deferred tax asset after valuation allowance      $       ---
                                                          ===========

    A valuation allowance was required as of April 30, 1995 due to the net operating loss carryover of approximately $21,182,000 and investment tax credit carryover of approximately $1,284,000, and due to the valuation allowance for the carryforwards there is no net change in deferred tax assets for the three months ended July 31, 1995.

             WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JULY 31, 1995 AND 1994

REVENUES FROM LEASE CONTRACTS

    Total revenues from direct finance leases for the three months ended July 31, 1995 decreased 8.0% or $84,298 as compared to the three months ended July 31, 1994. This decrease resulted from a decrease in the amount of outstanding lease receivables, offset in part by an increase in late charges and other fees recognized from collection of delinquent lease receivables during the three months ended July 31, 1995 in comparison to the prior year. Aggregate new lease receivables entered decreased $324,131 or 11.5% to $2,500,771 for the three months ended July 31, 1995 from $2,824,902 for the three months ended July 31, 1994. Management attributes this decrease to the delay in initiation of a marketing strategy that began during the fourth quarter of the fiscal year ended April 30, 1995 that emphasizes the "private label" leasing programs with manufacturers. The Company is further refining these efforts in an attempt to dramatically increase volume beyond current levels. See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses", below.

    Unearned income during the three months ended July 31, 1995 decreased by $111,379 in comparison to a decrease of $64,139 for the three months ended July 31, 1994. During the three month periods ended July 31, 1995 and 1994, the gross rents charged over the "net investment" in direct finance leases were 142% and 147%, respectively. Competition for new leases, along with recent declines in interest rates in general, contributed to the decline in rates of rents being charged. The recognition of direct finance lease income reflects the composite aging of the underlying leases in the portfolio, as well as application of FAS No. 91, to outstanding leases after May 1, 1988 which affects leases originated after April 30, 1988, and changes the method used to recognize income and expense items. FAS No. 91 does not change the total income and expenses ultimately to be recognized from each transaction. Further increases in new lease volume are expected to increase the levels of unearned income in the future. The Company is continuing to increase its efforts to contact new equipment vendors to further increase the level of new business. As noted below, in an effort to further increase new business during the current fiscal year, the Company is in the process of contacting equipment manufacturers with the expectation that it will jointly market its leasing services to the equipment manufacturer by using its in-house printing and direct-mail facilities, and when warranted, create a "private label lease program" specifically for a given manufacturer. See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses", below. As the number of new lease applications increase, the Company will be employing additional vendor account executives in its sales department.

    The limited use of the operating lease equipment program resulted in $4,958 of equipment being purchased for operating leases for the three months ended July 31, 1995, and $9,000 for the three months ended July 31, 1994. Operating lease rental income increased by $6,445 in the three months ended July 31, 1995 as compared to the three months ended July 31, 1994, primarily due to the purchase of additional equipment, and fewer retirements of expiring leases.

INTEREST EXPENSE

    For the three months ended July 31, 1995, interest expense increased $144,220 or 13.9% as compared to the three months ended July 31, 1994. Management attributes the increase to additional debt securities outstanding and the excess funds on hand from sale of debt securities awaiting investment in new lease receivables, offset in part by the increase in interest income from its investment in short-term U.S. government securities having maturities of three months or less. Total interest expense (disregarding interest income of $119,383 and $87,490, respectively, during the three month periods ended July 31, 1995 and 1994) averaged 9.3% on average total borrowings (including accrued interest) of $55,832,792 for the three months ended July 31, 1995 as compared to 8.9% on average total borrowings (including accrued interest) of $50,367,671 for the three months ended July 31, 1994. The interest rate on three month U.S. Treasury bills was 5.46% at July 31, 1995, which represents an increase of 13.0% over the 4.83% rate at July 31, 1994.

OTHER EXPENSES

    Lease origination expenses decreased 11.9% or $36,361 for the three months ended July 31, 1995, compared to the corresponding period ended a year earlier. Lease origination expenses, including capitalized commissions paid, were 11.5% of new direct financing lease receivables during the three months ended July 31, 1995 as compared to 11.2% for the three months ended July 31, 1994. The increased percentage in the period ended July 31, 1995 is attributable to the costs associated with the Company's direct mail efforts in cooperation with equipment manufacturers during the three months ended July 31, 1995. Effective September, 1994, the Company had eliminated its direct mail solicitation in favor of increasing the number of in-house vendor account executives to personally contact prospective equipment vendors by telephone. The Company's efforts in increasing new lease volume are continuing, and at the same time the Company is attempting to reduce these costs whenever possible without compromising its goals. See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses". During the three months ended July 31, 1995 and 1994, commissions of $17,972 and $10,464, respectively, were paid and included as lease origination expenses during the period. The Company believes that increasing new leases generated from repeat vendors and increasing the number of new vendors utilizing its leasing services that are being attracted through its marketing efforts, will assist to decrease the overall percentage of total lease origination costs in comparison to new lease volume in the future.

    General and administrative expenses increased by $11,135 or 2.3% for the three months ended July 31, 1995, as compared to the corresponding period in 1994, due in part to increased recognition of amortized expenses associated with the sale of debt securities by the Company and ELCOA, and an increase in legal costs necessary to facilitate collection of its delinquent lease receivables.

    An allowance for doubtful direct finance lease receivables is maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by the provisions charged to operating expense and reduced by charge-offs. See Footnote 2 to the Interim Consolidated Financial Statements for a more detailed discussion of the accounting for the provision for doubtful accounts.

FURTHER REFINEMENTS IN MARKETING STRATEGY AND EFFORTS TO REDUCE OPERATING
LOSSES

    Management further initiated certain measures to refine its marketing strategy during the three months ended July 31, 1995 that it believes may result in an increase in the levels of new leases to be generated in the future. The Company must increase the level of new leases and control its costs of lease origination and administration in order to reduce its operating losses.

    Management initiated certain changes during September, 1994 to enhance its previous direct mail marketing program. The Company began to purchase and/or internally obtain from equipment manufacturers nationwide lists of commercial equipment vendors in industries such as office machinery, light industrial equipment, data processing and peripheral equipment, along with food service and preparation equipment, among others. By October 31, 1994, the Company had obtained in excess of 50,000 names and information of additional potential equipment vendors, manufacturers, and other distributors which were put into its computer database. The Company had eliminated the costs associated with direct mail solicitation in favor of utilizing its in-house account executives who were responsible to contact vendors in these target groups of equipment sellers, and to solicit interest in their using the Company's leasing services as a sales tool. Once a vendor expressed interest in receiving further information, the Company's marketing materials were forwarded to the equipment vendor. The account executives maintained further contact with the equipment sellers to implement the relationships of the equipment sellers with the Company, and the Company utilized direct mail solely to send bi-weekly reminders to interested vendors to use the Company's services.

    During the three months ended April 30, 1995, the Company began to target equipment manufacturers having a broad sales distribution network (primarily those with at least $5 million in annual sales and at lease one hundred equipment distributors and vendors) to offer them a "private label lease program" customized for their distributors' needs. The Company has entered into approximately twenty such programs as of September, 1995 and have solicited indications of sincere interest from other manufacturers. In this way, the Company accepts responsibility for the origination, servicing, and funding for lease transactions from each manufacturer for new leases from the manufacturers distributors using the Company's forms and documentation customized with the equipment manufacturers' name. The Company uses its in-house printing and direct mail facilities to produce flyers and brochures to be distributed throughout each manufacturers' sales distribution network illustrating the benefits of leasing, to facilitate sales of the manufacturers' equipment. The Company is encouraged by the initial positive reaction received from the equipment manufacturers, and intends to further emphasize this program as a means towards increasing new lease volume. Although the results of this program were immaterial through April 30, 1995, they began in a small measure to be recognized during the three months ended July 31, 1995. New leases generated during August, 1995 began to reflect an increase as a result of this program.

    The Company believes that lease securitization may provide both the additional funding for and increased revenues associated with an increase in new lease volume. Reference is made to the prospectus contained in the Registration Statement dated September 12, 1995 relative to the offering and sale of the Company's Senior Thrift Certificates. The Company anticipates that such sales under a lease securitization program may commence during the fiscal year ending April 30, 1996, although no such sales have occurred to date as a result of the excess available funds the Company presently maintains awaiting investment in new direct finance lease equipment.

CAPITAL RESOURCES AND LIQUIDITY

    The Company has financed its growth to date primarily from proceeds of debt securities offered to the public. The Company has not experienced any difficulty in financing the purchase of equipment that it leases at current levels.

    Taking into consideration new business, the Company's cash and unhypothecated leases on hand, cash available from sale of leases to ELCOA, anticipated renewal of a portion of the Company's borrowings, anticipated sales of senior debt and other resources, it is management's opinion that its cash will be sufficient to conduct its business and meet its anticipated obligations during the current fiscal year. The Company attributes the increased redemptions of its Senior Thrift Certificates during the three months ended July 31, 1995 to increased debt outstanding, and to a lesser extent to rates of return in the equity markets and mutual funds in general. No assurance can be given that the redemption of senior and subordinated borrowings will not exceed the Company's expectation or that a substantial portion of its offering of Senior Thrift Certificates or the offering by Equipment Leasing Corporation of America of its Demand and Fixed Rate Certificates will be sold.

    In view of the Company's history of losses, the uncertainty with respect to future interest rates to holders of its unsecured borrowings, the potential redemption of senior and subordinated borrowings and the uncertainty as to the sale of its offering of Senior Thrift Certificates, and of the sale of the Demand and Fixed Rate Certificates, management is unable to estimate the Company's future profitability and liquidity beyond the current fiscal year. If the Company continues to have losses, it may have difficulty in servicing its debt in future years. Management attributes its losses during the current fiscal year to the size of its lease portfolio relative to its fixed costs, including interest on outstanding debt. Management is currently exploring various means of increasing its new leases entered and the outstanding lease portfolio. See "Consolidated Statements of Cash Flows" on page 5 of this report for an analysis of the sources and uses of cash by the Company during the three month periods ended July 31, 1995 and 1994, respectively. See also "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses on page 11 of this report on Form 10-Q.

    For a complete discussion of liquidity and capital resources for the fiscal year ending April 30, 1995, reference is made to the "Capital Resources and Liquidity" section of Form 10-K filed on July 28, 1995 for the fiscal year ended April 30, 1995.

                                   PART II

                              OTHER INFORMATION


ITEM 5. OTHER INFORMATION

    On August 2, 1995 and September 12, 1995, the Company filed post-effective amendments in conjunction with a new registration statement to register for sale to the public the principal amount of $22,400,000 in principal amount of Senior Thrift Certificates. (SEC File #33-81630). The offering of these debt securities is expected to be declared effective during September, 1995 after which the offering to the public will re-commence.

    On August 2, 1995 and September 11, 1995, the company's wholly-owned subsidiary, ELCOA, filed post-effective amendments to its registration statement to register for sale to the public the remaining $13,500,000 in principal amount of its Demand and Fixed Rate Certificates (SEC File #33-65814). The offering of these debt securities is expected to be declared effective during September, 1995, after which the offering to the public will re-commence.

    The Company expects to relocate its offices to One Belmont Avenue, Suite 200, Bala Cynwyd, Pennsylvania, effective October 1, 1995. Its telephone numbers will remain the same. Reference is made to Footnote 12 to the Consolidated Financial Statements filed as part of Post-Effective Amendment Number 2 filed September 12, 1995. (SEC File #33-81630).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    REPORTS ON FORM 8-K

    There were no reports on Form 8-K filed during the three month period ended July 31, 1995.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    September 14, 1995                  WALNUT EQUIPMENT LEASING CO., INC.
    ------------------                  ----------------------------------
         Date


                                        /s/  William Shapiro
                                        ----------------------------------
                                        William Shapiro, President and
                                        Chief Financial Officer