Form 10-Q
period 1995-10-31
WALNUT EQUIPMENT LEASING CO INC
filed 1995-12-15
CIK 312259

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the period ended October 31, 1995
                         ----------------
    or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from --------------- to ---------------

    Commission File Number:  2-65101


                       WALNUT EQUIPMENT LEASING CO., INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                              23-1712443
--------                                              ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)


         Suite 200, One Belmont Avenue, Bala Cynwyd, Pennsylvania 19004
        ---------------------------------------------------------------
              (Address of Principal executive offices)  (Zip Code)

                                 (610) 668-0700
                                 (800) 866-0809
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of December 15, 1995: $1.00 par value common stock - 1,000 shares.


                            WALNUT EQUIPMENT LEASING CO., INC.

                                          INDEX

PART I.  FINANCIAL INFORMATION                                    PAGE NUMBER
------------------------------                                    -----------
         Item 1. Financial Statements

              Consolidated Balance Sheets; October 31, 1995
              (unaudited) and April 30, 1995                          1-2

              Consolidated Statements of Operations;
              Six months ended October 31, 1995 and
              1994 and Three months ended October 31, 1995
              and 1994 (unaudited)                                    3

              Consolidated Statement of Changes in
              Shareholders' Deficit; Six months ended
              October 31, 1995 (unaudited)                            4

              Consolidated Statements of Cash Flows;
              Six months ended October 31, 1995 and
              1994 (unaudited)                                        5-6

              Notes to Consolidated Financial Statements              7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                           9

PART II. OTHER INFORMATION
--------------------------

         Item 5. Other Information                                   15

         Item 6. Exhibits and Reports on Form 8-K                    15


                          WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS

                                                October 31, 1995    April 30, 1995
                                                ----------------    --------------
                                                  (unaudited)
ASSETS

Direct finance Leases:
    Aggregate future amounts receivable
      under lease contracts                        $  18,617,660     $ 18,829,268
    Estimated residual value of equipment              1,854,653        1,976,244
    Less:
      Unearned income under lease contracts           (3,390,289)     ( 3,436,458)
      Advance payments                                  (577,073)        (579,965)
                                                   -------------      ------------

                                                      16,504,951       16,789,089
      Allowance for doubtful lease receivables        (1,332,810)      (1,413,389)
                                                   -------------      ------------
                                                      15,172,141       15,375,700
                                                   -------------      ------------
Operating Leases:
    Equipment at cost,
      Less accumulated depreciation of
      $9,677 and $6,680, respectively                     33,349           23,316

Cash and cash equivalents                             10,399,281        8,957,949
Other assets (Includes $637,479 paid
    to or receivable from related
    parties at April 30, 1995)                         1,169,046        1,086,402
                                                   -------------      ------------

    Total assets                                   $  26,773,817     $ 25,443,367
                                                   =============     ============












                                    SEE ACCOMPANY NOTES
                                             1



                          WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS - (Continued)


                                                  October 31, 1995   April 30, 1995
                                                   ---------------   --------------
                                                     (unaudited)
LIABILITIES

Amounts payable to equipment suppliers               $     621,049     $    477,296
Other accounts payable and accrued expenses                237,159          252,361
Demand, Fixed Rate and Money Market Thrift
  Certificates (Includes $181,266 at
  April 30, 1995 payable to related parties)            26,297,140       24,521,875
Senior Thrift Certificates (includes $697,706
  at April 30, 1995 payable to related parties)         20,478,266       18,783,578
Subordinated Thrift Certificates
  (Includes $555,844 at April 30, 1995
  payable to related parties)                            5,636,404        6,025,366
Accrued interest                                         6,019,837        5,411,748
Subordinated debentures (Includes $4,000 at
  April 30, 1995 payable to related parties)                 4,000            5,858
State income taxes payable                                   8,401            8,401
                                                     -------------      -----------
                                                        59,302,256       55,486,483
                                                     -------------      -----------
SHAREHOLDERS' DEFICIT

Prime Rate Cumulative Preferred Shares,
  $1 par value, $100 per share liquidation
  preference, 50,000 shares authorized,
  281 shares, issued and outstanding
  (liquidation preference $28,100)                             281              281
Adjustable Rate Cumulative Preferred Shares,
  $1 par value, $1000 per share liquidation
  preference.  1,000 shares authorized,
  275 shares issued and outstanding
  (liquidation preference $275,000)                            275              275
Common stock, $1.00 par value, 1,000 shares
  authorized, issued and outstanding                       101,500          101,500
Accumulated Deficit                                    (32,630,495)     (30,145,172)
                                                     -------------      -----------
                                                       (32,528,439)     (30,043,116)
                                                     -------------      -----------
    Total liabilities and shareholders' deficit        $26,773,817      $25,443,367
                                                     =============     ===========

                                    See accompanying notes
                                               2

                                                WALNUT EQUIPMENT LEASING CO., INC.
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                               For The Six Months Ended October 31,  For The Three Months Ended October 31,
                                                         1995            1994                   1995            1994
                                                  -----------     -----------            -----------     -----------
                                                  (unaudited)     (unaudited)            (unaudited)     (unaudited)
Revenue:
  Income earned under direct
     finance lease contracts                     $  1,917,656    $ 2,093,712            $   942,691      $ 1,034,449
  Operating lease rentals                              12,095          6,844                  5,344            6,538
                                                 ------------    -----------            -----------      -----------
  Total revenue                                     1,929,751      2,100,556                948,035        1,040,987

Costs and expenses:
  Interest expense (net)                            2,401,345      2,125,669              1,218,986        1,087,530

  Lease origination expenses                          541,829        542,742                272,315          236,867

  General and administrative expenses               1,082,068        984,260                577,553          490,880

  Provision for doubtful lease receivables            386,835        528,173                196,639          356,224

  Depreciation of operating lease equipment             2,997          3,841                  1,613            1,710
                                                 ------------    -----------            -----------      -----------

  Total costs and expenses                          4,415,074      4,184,685              2,267,106        2,173,211
                                                 ------------    -----------            -----------      -----------

Loss before provision for income tax expense       (2,485,323)    (2,084,129)           (1,319,071)       (1,132,224)

Provision for income tax expense (See Note 2)            ---             ---                   ----             (897)
                                                 -----------     -----------            -----------      -----------

Net Loss (See Note 2)                            $(2,485,323)      (2,084,129)          $(1,319,071)     $(1,131,327)
                                                 ===========     ============           ===========      ===========




                                                      SEE ACCOMPANYING NOTES
                                                                3

                                                    WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                                Prime Rate           Adjustable Rate     Total
                                Cumulative           Cumulative          Common     Accumulated      Shareholders'
                                Preferred Shares     Preferred Share     Stock      Deficit          Deficit
                                ----------------     ---------------     ------     -----------      -------------
                                No. of Shares        No. of Shares

                                Issued    Amount     Issued   Amount
                                ------    ------     ------   ------
Balance, April 30, 1995          281     $   281       275    $  275     $101,500   $(30,145,172)    $(30,043,116)

Net loss for the six month
  period ended October 31,
  1995 (unaudited)               ---         ---       ---       ---        ---       (2,485,323)      (2,485,323)

                                ----     -------     -----   -------   --------    -------------    -------------
Balance, October 31, 1995
  (unaudited)                    281     $   281       275   $   275     $101,500   $(32,630,495)    $(32,528,439)
                                ====     =======      ====   =======     ========   ============     ============









                                               SEE ACCOMPANYING NOTES
                                                         4


                        WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the Six Months Ended October 31,
                                                       1995             1994
                                                -----------      -----------
                                                (unaudited)      (unaudited)
OPERATING ACTIVITIES
--------------------
Net Loss                                       $(2,485,323)      $(2,084,129)
Adjustments to Reconcile
Net Loss to Net Cash
Used in Operating Activities:
    Depreciation                                     2,998             3,841
    Amortization of Deferred Debt Expenses          65,318            57,074
    Provision for doubtful
    Lease receivables                              386,835           528,173
Effects of Changes
in other Operating Items:
    Accrued Interest                               608,089           666,063
    Amounts Payable to Equipment Suppliers         143,753            29,723
    Other (net), principally
    increase in other Assets                      (163,191)         (271,162)
                                               -----------       -----------
Net Cash used in Operating Activities           (1,441,521)       (1,070,417)
                                               -----------       -----------

INVESTING ACTIVITIES
--------------------
Excess of Cash Received Over Lease Income
    Recorded                                     3,675,696         3,589,729
Increase (Decrese) in Advance Payments              (2,892)              ---
Purchase of Equipment for Lease                 (3,869,084)       (3,884,028)
Purchase of U.S. Government Securities                 ---        (7,639,343)
                                               -----------       -----------
Net Cash Used in Investing Activities             (196,280)       (7,933,642)
                                               -----------       -----------










                              SEE ACCOMPANYING NOTES
                                         5


                        WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                For the Six Months Ended October 31,
                                                           1995             1994
                                                    -----------      -----------
                                                    (unaudited)      (unaudited)
FINANCING ACTIVITIES
--------------------
Proceeds for Issuance of:
    Demand, Fixed Rate, and Money
    Market Thrift Certificates                     $ 5,533,126     $  5,145,079
    Senior Thrift Certificates                       3,347,090        2,599,225
Redemption of:
    Demand, Fixed Rate, and Money
    Market Thrift Certificates                      (3,757,861)      (3,769,062)
    Subordinated Thrift Certificates                  (388,962)         (47,723)
    Senior Thrift Certificates                      (1,652,402)      (1,426,203)
    Subordinated Debentures                             (1,858)             ---
                                                   -----------     ------------
Net Cash Provided By
    Financing Activities                             3,079,133        2,501,316
                                                   -----------     ------------
Increase (decrease) in cash and cash equivalents     1,441,332       (6,502,743)
Cash and cash equivalents,
    Beginning of Year                                8,957,949        7,598,151
                                                   -----------     ------------
Cash and cash equivalents,
    End of Year                                    $10,399,281     $  1,095,408
                                                   -----------     ------------

















                             SEE ACCOMPANYING NOTES
                                        6

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

2.  ACCOUNTING POLICIES

    METHOD OF CONSOLIDATION

    The unaudited interim consolidated financial statements of Walnut Equipment Leasing Co., Inc. for the six month periods ended October 31, 1995 and 1994, respectively, include the operating results of its wholly-owned subsidiary, Equipment Leasing Corporation of America ("ELCOA"). All intercompany items have been eliminated for purposes of preparing the consolidated financial statements contained herein.

    ACCOUNTING FOR LEASES

    The Company's lease contracts provide for total noncancellable rentals which exceed the cost of the leased equipment plus anticipated financing charges and, accordingly, are accounted for as financing leases. At the inception of each new lease, the Company records the gross lease receivable, the estimated residual value of the leased equipment, and the unearned lease income. The unearned lease income represents the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment leased. For leases originated after April 30, 1988, the Company has changed its method of accounting to conform with the requirements of FAS No. 91 "Accounting for Non Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases". Under this method, commissions paid in the amounts of $31,791 and $19,549 for the six months ended October 31, 1995 and 1994, respectively, were accounted for as part of the Investment in Direct Financing leases.

         Unearned income is earned and initial direct costs are amortized to direct finance lease income using the interest (or "effective") method over the term of each lease.

         An allowance for doubtful direct finance lease receivables has been maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by provisions charged to operating expense and reduced by charge-offs based upon a periodic evaluation, performed at least quarterly, of delinquent finance lease receivables. Pursuant to FAS 91, reserves are established to reflect losses anticipated from delinquencies and impairments that have already occurred rather than ultimate losses expected over the life of the lease portfolio. Total write-offs charged against this reserve for the six months ended October 31, 1995 and 1994 were $467,414 and $1,364,749, respectively, while the Company increased these reserves by charges of $386,835 and $528,173, respectively, to maintain reserves considered adequate for losses anticipated from remaining outstanding delinquent lease receivables.

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

         The net deferred tax asset as of April 30, 1995 includes deferred tax assets (liabilities) attributable to the following temporary deductible (taxable) differences:

         Operating lease method vs. direct financial method     $3,000,800
         Provision for doubtful lease receivables                  473,200
         Other                                                     (35,000)
                                                                ----------
         Net deferred tax asset                                  3,439,000
         Valuation allowance                                    (3,439,000)
                                                                ----------
         Net deferred tax asset after valuation allowance       $      ---
                                                                ==========

         A valuation allowance was required as of April 30, 1995 due to the net operating loss carryover of approximately $21,182,000 and investment tax credit carryover of approximately $1,284,000, and due to the valuation allowance for the carryforwards there is no net change in deferred tax assets for the six months ended October 31, 1995.

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED OCTOBER 31, 1995 AND 1994

REVENUES FROM LEASE CONTRACTS

    Total revenues from direct finance leases for the six months ended October 31, 1995 decreased 8.41% or $176,056 as compared to the six months ended October 31, 1994. This decrease resulted from a decrease in the amount of outstanding lease receivables, offset in part by an increase in late charges and other fees recognized from collection of delinquent lease receivables during the six months ended October 31, 1995 in comparison to the prior year. Aggregate new lease receivables entered increased $35,331 or .68% to $5,231,331 for the six months ended October 31, 1995 from $5,196,000 for the six months ended October 31, 1994. Management is currently refining a marketing strategy that began during the fourth quarter of the fiscal year ended April 30, 1995 that emphasizes "private label" leasing programs with manufacturers. Although the company is experiencing a delay in the realization of these marketing efforts during the current initiation period of the program, a dramatic increase in volume beyond current levels is expected once the program is fully implemented. See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses", below.

    Unearned income during the six months ended October 31, 1995 decreased by $46,169 in comparison to a decrease of $247,793 for the six months ended October 31, 1994. During the six month periods ended October 31, 1995 and 1994, the gross rents charged over the "net investment" in direct finance leases were 144% and 144%, respectively. The recognition of direct finance lease income reflects the composite aging of the underlying leases in the portfolio, as well as application of FAS No. 91, to outstanding leases after May 1, 1988 which affects leases originated after April 30, 1988, and changes the method used to recognize income and expense items. FAS No. 91 does not change the total income and expenses ultimately to be recognized from each transaction. Further increases in new lease volume are expected to increase the levels of unearned income in the future. The Company is continuing to increase its efforts to contact new equipment vendors to further increase the level of new business. As noted below, in an effort to further increase new business during the current fiscal year, the Company has been in the process of contacting equipment manufacturers with the expectation that it will jointly market its leasing services to the customers by using its in-house printing and direct-mail facilities, and when warranted, create a "private label lease program" specifically for a given manufacturer. See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses", below.

    The limited use of the operating lease equipment program resulted in $13,031 of equipment being purchased for operating leases for the six months ended October 31, 1995, and $12,915 for the six months ended October 31, 1994. Operating lease rental income increased by $5,251 in the six months ended October 31, 1995 as compared to the six months ended October 31, 1994, primarily due to the purchase of additional equipment, and fewer retirements of expiring leases.

INTEREST EXPENSE

    For the six months ended October 31, 1995, interest expense increased $275,676 or 13.0% as compared to the six months ended October 31, 1994. Management attributes the increase to additional debt securities outstanding and excess funds on hand from sale of debt securities awaiting investment in new lease receivables, offset in part by the increase in interest income from its investment in short-term U.S. government securities having maturities of three months or less. Excess funds are maintained in highly liquid U.S. government securities, which currently yield less interest income than the interest expense being paid on debt securities from which the excess funds were provided. Total interest expense (disregarding interest income of $249,877 and $183,431, respectively, during the six month periods ended October 31, 1995 and
1994) averaged 9.4% on average total borrowings (including accrued interest) of $56,592,036 for the six months ended October 31, 1995 as compared to 9.1% on average total borrowings (including accrued interest) of $50,893,062 for the six months ended October 31, 1994. The interest rate on three month U.S. Treasury Bills was 5.31% at October 31, 1995 which represents a decrease of 3.63% over the 5.51% rate on similar securities at October 31, 1994.

OTHER EXPENSES

    Lease origination expenses decreased .17% or $913 for the six months ended October 31, 1995, compared to the corresponding period ended a year earlier. Lease origination expenses, including capitalized commissions paid, were 11.0% of new direct financing lease receivables during the six months ended October 31, 1995 as compared to 10.9% for the six months ended October 31, 1994. The company's efforts in increasing new lease volume are continuing and at the same time the company is attempting to reduce these costs whenever possible without compromising its goals. See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses". During the six months ended October 31, 1995 and 1994, commissions of $31,791 and $19,549, respectively, were paid and included as lease origination expenses during the period. The Company believes that increasing new leases generated from repeat vendors and increasing the number of new vendors utilizing its leasing services that are being attracted through its marketing efforts will assist to decrease the overall percentage of total lease origination costs in comparison to new lease volume in the future.

    General and administrative expenses increased by $97,808 or 9.9% for the six months ended October 31, 1995, as compared to the corresponding period in 1994, due in part to increased recognition of amortized expenses associated with the sale of debt securities by the Company and ELCOA, and to a greater extent an increase in legal costs necessary to facilitate collection of its delinquent lease receivables.

    An allowance for doubtful direct finance lease receivables is maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by the provisions charged to operating expense and reduced by charge-offs. Total write-offs charged against this reserve for the six months ended October 31, 1995 and 1994 were $467,414 and $1,364,749, respectively. See Footnote 2 to the Interim Consolidated Financial Statements. For the six months ended October 31, 1995 and 1994, the Company recognized expenses of $386,835 and $528,173 respectively, for its doubtful lease receivable provisions. This provision was recognized in order to maintain an adequate allowance, based upon management's belief and historical experience, for anticipated delinquencies and impairments from doubtful direct finance lease receivables outstanding as of October 31, 1995 and 1994. During the three months ended October 31, 1994, the Company conducted an extensive review of the collectibility of all past due accounts, and increased the amount of write-offs in those situations where further costs in pursuing legal remedies in collection were unwarranted. This resulted in an extraordinary level of write-offs of older delinquent accounts, as evidenced by the $897,335 or 65.8% decrease in write-offs for the current period ended October 31, 1995. Management is continuing its efforts in pursuit of collections of all past due lease receivables.

FURTHER REFINEMENTS IN MARKETING STRATEGY AND EFFORTS TO REDUCE OPERATING
LOSSES

    Management further initiated certain measures to refine its marketing strategy during the six months ended October 31, 1995 that it believes may result in an increase in the levels of new leases to be generated in the future. The Company must increase the level of new leases and control its costs of lease origination and administration in order to reduce its operating losses.

    During the three months ended April 30, 1995, the Company began to target equipment manufacturers having a broad sales distribution network (primarily those with at least $5 million in annual sales and at lease one hundred equipment distributors and vendors) to offer them a "private label lease program" customized for their distributors' needs. As of June 30, 1995, relationships had been established with twenty-three manufacturers. The Company's efforts in establishing relationships with additional manufacturers continued, as the Company has entered into agreements with approximately fifty such manufacturers as of December, 1995, and has solicited indications of sincere interest from others. Once a relationship is established, the manufacturer allows the Company to use its list of dealers and other sales people for solicitation purposes. In this way, the Company accepts responsibility for the origination, servicing, and funding for lease transactions from each manufacturer for new leases from the manufacturers distributors using the Company's forms and documentation, customized in some cases with the equipment manufacturers' name. The Company uses its in-house printing and direct mail facilities to produce flyers and brochures to be distributed throughout each manufacturers' sales distribution network illustrating the benefits of leasing, to facilitate sales of the manufacturers' equipment. The Company is encouraged by the initial positive reaction received from the equipment manufacturers, and intends to further emphasize this program as a means towards increasing new lease volume. The results of this program were immaterial through April 30, 1995. They began in a small measure to be recognized during the six months ended October 31, 1995, as more leases were generated from these resources. Management is currently refining this program to facilitate the amount of mailings to distributors of equipment, and is actively seeking additional manufacturers to be added to the program.

    The Company believes that lease securitization may provide both the additional funding for and increased revenues associated with an increase in new lease volume. Reference is made to the prospectus contained in the Registration Statement dated September 14, 1995 relative to the offering and sale of the Company's Senior Thrift Certificates. The Company anticipates that such sales under a lease securitization program may commence during the fiscal year ending April 30, 1996, although no such sales have occurred to date as a result of the excess available funds the Company presently maintains awaiting investment in new direct finance lease equipment.

COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 1995 AND 1994

REVENUES

    Total revenues from direct financing leases for the three months ended October 31, 1995 decreased 8.9% or $91,758 as compared to the three months ended October 31, 1994. This reduction was attributable to a decrease in the amount of outstanding lease receivables. Aggregate new lease receivables entered increased to $2,730,560 for the three months ended October 31, 1995 as compared to $2,371,098 for the three months ended October 31, 1994, as a result of leases generated through the Company's cooperative efforts with equipment manufacturers. See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses", above. Unearned income from outstanding direct finance leases increased by $65,210 during the three months ended October 31, 1995, after having decreased by $183,654 during the three months ended October 31, 1994.

INTEREST EXPENSE

    For the three months ended October 31, 1995, interest expense increased $131,456 or 12.1% as compared to the three months ended October 31, 1994. Management attributes this increase to additional debt securities outstanding and excess funds on hand from sale of debt securities awaiting investment in new lease receivables, offset in part by the increase in interest income from its investment in short-term U.S. government securities having maturities of three months or less. Excess funds are maintained in highly liquid U.S. Government securities of three month maturities, which currently yield less interest income than the interest expense being paid on excess funds. Total interest expense (disregarding interest income of $130,494 and $95,941 during the three month periods ended October 31, 1995 and 1994, respectively) averaged 9.3% on average total borrowings (including accrued interest) of $57,676,403 for the three months ended October 31, 1995 as compared to 9.1% on averaged total borrowings (including accrued interest) of $51,951,361 for the three months ended October 31, 1994.

OTHER EXPENSES

    Lease origination expense increased 15.0% or $35,448 for the three months ended October 31, 1995 compared to the corresponding period ended a year earlier. Lease origination expenses, including capitalized commissions paid outside leasing brokers, were 10.5% of new financing lease receivables during the three months ended October 31, 1995 as compared to 10.4% for the three months ended October 31, 1994. This increase resulted from the costs associated with the Company's direct mail efforts in cooperation with equipment manufacturers during the three months ended October 31, 1995. Management expects the benefits of these efforts to be recognized in subsequent periods. In addition, $13,819 and $9,085 in commissions paid during the three months ended October 31, 1995 and 1994, respectively, were capitalized and not charged to expense.

    General and administrative expenses increased by $86,673 or 17.7% for the three months ended October 31, 1995, compared to the corresponding period in 1994, due to an increase in legal costs necessary to pursuit collections of all past due receivables.

    An allowance for doubtful direct finance lease receivables is maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by the provisions charged to operating expense and reduced by charge-offs. As a result of the Company's extensive review of the collectibility of all past due accounts during the three months ended October 31, 1994, write-offs of delinquent lease receivables were $1,104,966, in comparison to $249,776 during the three months ended October 31, 1995. The Company provided additional provisions against these reserves in the amount of $196,639 and $356,224, respectively, during the three month periods ended October 31, 1995 and 1994. See Footnote 2 to the Interim Consolidated Financial Statements for a more detailed discussion of the accounting for the provision for uncollectable accounts.

CAPITAL RESOURCES AND LIQUIDITY

    The Company has financed its growth to date primarily from proceeds of debt securities offered to the public. The Company has not experienced any difficulty in financing the purchase of equipment that it leases at current levels.

    Taking into consideration new business, the Company's cash and unhypothecated leases on hand, anticipated renewal of a portion of the Company's borrowings, anticipated sales of senior debt and other resources, it is management's opinion that its cash will be sufficient to conduct its business and meet its anticipated obligations during the current fiscal year. The Company attributes the increased redemptions during the six months ended October 31, 1995 to increased debt securities outstanding, and to a lesser extent to rates of return in the equity markets and mutual funds in general. No assurance can be given that the redemption of senior and subordinated borrowings will not exceed the Company's expectation or that a substantial portion of its offering of Senior Thrift Certificates or the offering by

Equipment Leasing Corporation of America of its Demand and Fixed Rate Certificates will be sold. Increased proceeds from debt securities during the six months ended October 31, 1995 resulted from the re-commencement of an offering to the public, the registration of which was declared effective September 14, 1995. During the same period during the prior year, sales of the certificates had been suspended from August 31, 1994 to October 31, 1994, pending the filing of a post-effective ammendment to the Company's registration statement.

    In view of the Company's history of losses, the uncertainty with respect to future interest rates to holders of its unsecured borrowings, the potential redemption of senior and subordinated borrowings and the uncertainty as to the sale of its offering of Senior Thrift Certificates, and of the sale of the Demand and Fixed Rate Certificates, management is unable to estimate the Company's future profitability and liquidity beyond the current fiscal year.
If the Company continues to have losses, it may have difficulty in servicing its debt in future years. Management attributes its losses during the current fiscal year to the size of its lease portfolio relative to its fixed costs, including interest on outstanding debt. Management is currently exploring various means of increasing its new leases entered and the outstanding lease portfolio. See "Consolidated Statements of Cash Flows" on page 5 of this report for an analysis of the sources and uses of cash by the Company during the six month periods ended October 31, 1995 and 1994, respectively. See also "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses" on page 11 of this report on Form 10-Q.

    For a complete discussion of liquidity and capital resources for the fiscal year ending April 30, 1995, reference is made to the "Capital Resources and Liquidity" section of Form 10-K filed on July 28, 1995 for the fiscal year ended April 30, 1995.

                                    PART II

                               OTHER INFORMATION


ITEM 5. OTHER INFORMATION

    On August 2, 1995 and September 12, 1995, the Company filed post-effective amendments in conjunction with a new registration statement to register for sale to the public the principal amount of $22,400,000 in principal amount of Senior Thrift Certificates. (SEC File #33-81630). The offering of these debt securities was declared effective September 14, 1995 after which the offering to the public re-commenced.

    On August 2, 1995 and September 11, 1995, the company's wholly-owned subsidiary, ELCOA, filed post-effective amendments to its registration statement to register for sale to the public the remaining $13,5000,000 in principal amount of its Demand and Fixed Rate Certificates SEC File #33-65814). The offering of these debt securities was declared effective September 14, 1995, after which the offering to the public re-commenced.

    The Company relocated its offices to One Belmont Avenue, Suite 200, Bala Cynwyd, Pennsylvania, effective October 1, 1995. Its telephone numbers remain the same. Reference is made to Footnote 12 to the Consolidated Financial Statements filed as part of Post-Effective Amendment Number 2 filed September 12, 1995. (SEC File #33-81630).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

    There were no reports on Form 8-K filed during the six month period ended October 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


December 15, 1995                       WALNUT EQUIPMENT LEASING CO., INC.
-----------------                       ----------------------------------
      Date


                                        /s/  William Shapiro
                                        ----------------------------------
                                        William Shapiro, President and
                                        Chief Financial Officer