Form 10-Q
period 1996-01-31
WALNUT EQUIPMENT LEASING CO INC
filed 1996-03-14
CIK 312259

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended January 31, 1996
                                   ----------------
    or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from --------------- to -------------------

    Commission File Number:  2-65101
                             -------

                       WALNUT EQUIPMENT LEASING CO., INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                              23-1712443
--------                                              ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)


         Suite 200, One Belmont Avenue, Bala Cynwyd, Pennsylvania 19004
         --------------------------------------------------------------
              (Address of Principal executive offices)  (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of February 29, 1995: $1.00 par value common stock - 1,000 shares.

                       WALNUT EQUIPMENT LEASING CO., INC.

                                     INDEX
                                     -----

Part I.  Financial Information                                  Page Number
------------------------------                                  -----------
    Item 1. Financial Statements

         Consolidated Balance Sheets; January 31, 1996
         (unaudited) and April 30, 1995                               1

         Consolidated Statements of Operations;
         Nine months ended January 31, 1996 and
         1995 (unaudited) and Three months ended
         January 31, 1996 and 1995 (unaudited)                        3

         Consolidated Statement of Changes in
         Shareholders' Deficit; Nine months ended
         January 31, 1996 (unaudited)                                 4

         Consolidated Statements of Cash Flows;
         Nine months ended January 31, 1996 and
         1995 (unaudited)                                             5

         Notes to Consolidated Financial Statements                   7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                9



                          WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS

                                                    January 31, 1996    April 30, 1995
                                                     ---------------    --------------
                                                      (unaudited)
ASSETS

Direct finance Leases:
    Aggregate future amounts receivable
      under lease contracts                          $  18,192,181      $ 18,829,268
    Estimated residual value of equipment                1,756,725         1,976,244
    Less:
      Unearned income under lease contracts            ( 3,175,343)      ( 3,436,458)
      Advance payments                                    (568,435)         (579,965)
                                                     -------------      ------------
                                                        16,205,128        16,789,089
      Allowance for doubtful lease receivables          (1,331,694)       (1,413,389)
                                                     -------------       ------------
                                                        14,873,434        15,375,700
                                                     -------------       ------------
Operating Leases:
    Equipment at cost, Less accumulated depreciation of
     $11,855 and $6,680, respectively                       36,915            23,316

Cash and Cash Equivalents                                9,905,794         8,957,949
Other assets (Includes $637,479 paid to or receivable
 from related parties at April 30, 1995.)                1,062,561         1,086,402
                                                     -------------       ------------

    Total assets                                     $  25,878,704      $ 25,443,367
                                                     =============      ============
















                                         SEE ACCOMPANYING NOTES
                                                  -1-

                          WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS - (Continued)

                                                     January 31, 1996    April 30, 1995
                                                     ----------------    --------------
                                                        (unaudited)


LIABILITIES

Amounts payable to equipment suppliers                  $   590,650      $    477,296
Other accounts payable and accrued expenses                 260,211           252,361
Demand, Fixed Rate and Money Market Thrift
   Certificates (Includes $181,266 at
   April 30, 1995 payable to related parties)            26,494,498         24,521,875
Senior Thrift Certificates (includes $697,706
   at April 30, 1995 payable to related parties)         20,558,773        18,783,578
Subordinated Thrift Certificates
   (Includes $555,844 at April 30, 1995 payable
   to related parties)                                    5,608,927         6,025,366
Accrued interest                                          6,260,567         5,411,748
Subordinated debentures (Includes $4,000 at
   April 30, 1995 payable to related parties)                 4,000             5,858
State income taxes payable                                    8,401             8,401
                                                        -----------        -----------
                                                         59,786,027        55,486,483
                                                        -----------        -----------
SHAREHOLDERS' DEFICIT

Prime Rate Cumulative Preferred Shares,
   $1 par value, $100 per share liquidation
   preference, 50,000 shares authorized, 281
   shares, issued and outstanding (liquidation
   preference $28,100)                                          281               281
Adjustable Rate Cumulative Preferred Shares,
   $1 par value, $1000 per share liquidation
   preference.  1,000 shares authorized, 275
   shares issued and outstanding (liquidation
   preference $275,000)                                         275               275
Common stock, $1.00 par value, 1,000 shares
   authorized, issued and outstanding                       101,500           101,500
Accumulated Deficit                                     (34,009,379)      (30,145,172)
                                                        -----------        -----------
                                                        (33,907,323)      (30,043,116)
                                                        -----------        -----------
    Total liabilities and shareholders' deficit         $25,878,704        $25,443,367
                                                        ===========       ===========


                                  See accompanying notes
                                           -2-

                                                WALNUT EQUIPMENT LEASING CO., INC.
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    For The Nine Months Ended January 31,  For The Three Months Ended January 31,
                                                          1996              1995                 1996                 1995
                                                       -----------       -----------          -----------          -----------
                                                       (unaudited)       (unaudited)          (unaudited)          (unaudited)
Revenue:
  Income earned under direct finance lease contracts   $ 2,821,202        $ 3,049,667          $   903,546           $  955,955

  Operating lease rentals                                   14,187             21,590                2,092               14,746
                                                       -----------        -----------          -----------          -----------
  Total revenue                                          2,835,389          3,071,257              905,638              970,701

Costs and expenses:
  Interest                                               3,637,212          3,209,568            1,235,867            1,083,899

  Lease origination expenses                               829,932            816,469              288,103              273,727

  General and administrative expenses                    1,648,064          1,497,799              565,996              513,538

  Provision for doubtful lease receivables                 579,213            901,314              192,378              373,141

  Depreciation of operating lease equipment                  5,175              5,393                2,178                1,552
                                                       -----------        -----------          -----------          -----------
  Total costs and expenses                               6,699,596          6,430,543            2,284,522            2,245,857
                                                       -----------        -----------          -----------          -----------
Loss before provision for income taxes                  (3,864,207)        (3,359,286)          (1,378,884)          (1,275,156)

Provision for income taxes (See Note 2)                        ---                ---                  ---                  ---
                                                       -----------        -----------          -----------          -----------
Net Loss                                               $(3,864,207)       $(3,359,286)         $(1,378,884)         $(1,275,156)
                                                       ===========        ===========          ===========          ===========






                                                      SEE ACCOMPANYING NOTES
                                                                3

                                                    WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                                         Prime Rate              Adjustable Rate          Total
                                         Cumulative              Cumulative               Common    Accumulated      Shareholders'
                                         Preferred Shares        Preferred Share          Stock     Deficit          Deficit
                                         ----------------        ----------------         -------   -------------     ------------
                                         No. of Shares           No. of Shares

                                         Issued    Amount        Issued    Amount
                                         ----------------        ----------------
Balance, April 30, 1995                   281     $   281          275     $  275         $101,500  $(30,145,172)   $(30,043,116)

Net loss for the nine month
  period ended January 31, 1996
  (unaudited)                             ---         ---          ---        ---              ---    (3,864,207)     (3,864,207)

                                         ----        ----         ----    -------         --------   ------------     ------------
Balance, January 31, 1996 (unaudited)     281     $   281          275    $   275         $101,500  $(34,009,379)   $(33,907,323)
                                         ====     =======         ====    =======         ========   ============    ============










                                                                   SEE ACCOMPANYING NOTES

                                                                             4

                        WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the Nine Months Ended January 31,
                                                1996                1995
                                             -----------         -----------
                                             (unaudited)         (unaudited)
OPERATING ACTIVITIES
--------------------
Net Loss                                     $(3,864,207)        $(3,359,286)
Adjustments to Reconcile
Net Loss to Net Cash
Used in Operating Activities:
    Depreciation                                   5,175               5,393
    Amortization of Deferred Debt Expenses        95,274              83,557
    Provision for doubtful
    Lease receivables                            579,213             901,314
Effects of Changes
in other Operating Items:
    Accrued Interest                             848,819             842,196
    Amounts Payable to Equipment Suppliers       113,354             (79,435)
    Other (net), principally
    increase in other Assets                     (62,553)           (257,077)
                                             -----------         -----------
Net Cash Used in Operating Activities         (2,284,925)         (1,863,338)
                                             -----------         -----------


INVESTING ACTIVITIES
--------------------
Excess of Cash Received Over Lease Income
    Recorded                                   5,269,296           5,578,377
Decrease in Advance Payments                     (11,530)            (27,970)
Purchase of Equipment for Lease               (5,354,517)         (5,777,167)
                                             -----------         -----------
Net Cash Used in Investing Activities        $   (96,751)        $  (226,760)
                                             -----------         -----------











                                 SEE ACCOMPANYING NOTES
                                           5

                WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                           For the Nine Months Ended January 31,
                                                 1996               1995
                                              -----------        -----------
                                              (unaudited)        (unaudited)

FINANCING ACTIVITIES
--------------------
Proceeds for Issuance of:
    Demand, Fixed Rate and Money
    Market Thrift Certificates               $ 7,168,313        $  7,826,763
    Senior Thrift Certificates                 4,508,455           3,366,600
Redemption of:
    Demand, Fixed Rate, and Money
    Market Thrift Certificates                (5,195,690)         (6,041,348)
    Subordinated Thrift Certificates
    and Debentures                              (418,297)            (68,810)
    Senior Thrift Certificates                (2,733,260)         (2,345,800)
                                             -----------         -----------
Net Cash Provided By
    Financing Activities                       3,329,521           2,737,405
                                             -----------         -----------
Increase in Cash
    and Cash Equivalents                         947,845             647,307
Cash and Cash Equivalents,
    Beginning of Year                          8,957,949           7,598,151
                                             -----------         -----------
Cash and Cash Equivalents,
    End of Year                              $ 9,905,794         $ 8,245,458
                                             -----------         -----------















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

2.  ACCOUNTING POLICIES

    METHOD OF CONSOLIDATION

    The unaudited interim consolidated financial statements of Walnut Equipment Leasing Co., Inc. for the nine month periods ended January 31, 1996 and 1995, respectively, include the operating results of its wholly-owned subsidiary, Equipment Leasing Corporation of America ("ELCOA"). All intercompany items have been eliminated for purposes of preparing the consolidated financial statements contained herein.

    ACCOUNTING FOR LEASES

    The Company's lease contracts provide for total noncancellable rentals which exceed the cost of the leased equipment plus anticipated financing charges and, accordingly, are accounted for as financing leases. At the inception of each new lease, the Company records the gross lease receivable, the estimated residual value of the leased equipment, and the unearned lease income. The unearned lease income represents the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment leased. For leases originated after April 30, 1988, the Company has changed its method of accounting to conform with the requirements of FAS No. 91 "Accounting for Non Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases". Under this method, commissions paid in the amounts of $41,286 and $31,410 for the nine months ended January 31, 1996 and 1995, respectively, were accounted for as part of the Investment in Direct Financing leases.

         Unearned income is earned and initial direct costs are amortized to direct finance lease income using the interest (or "effective") method over the term of each lease.

         An allowance for doubtful direct finance lease receivables has been maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by provisions charged to operating expense and reduced by charge-offs based upon a periodic evaluation, performed at least quarterly, of delinquent finance lease receivables. Pursuant to FAS 91, reserves are established to reflect losses anticipated from delinquencies and impairments that have already occurred rather than ultimate losses expected over the life of the lease portfolio. Total write-offs charged against this reserve for the nine months ended January 31, 1996 and 1995 were $660,908 and $1,957,171 respectively, while the Company increased these reserves by charges of $579,213 and $901,314, respectively, to maintain reserves considered adequate for losses anticipated from remaining outstanding delinquent lease receivables.

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
                                                                ==========

         A valuation allowance was required as of April 30, 1995 due to the net operating loss carryover of approximately $21,182,000 and investment tax credit carryover of approximately $1,284,000, and due to the valuation allowance for the carryforwards there is no net change in deferred tax assets for the nine months ended January 31, 1996.

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

    COMPARISON OF NINE MONTHS ENDED JANUARY 31, 1996 AND 1995

    REVENUES FROM LEASE CONTRACTS

         Total revenues from direct finance leases for the nine months ended January 31, 1996 decreased 7.49% or $228,465 as compared to the nine months ended January 31, 1995. This decrease resulted from a decrease in the amount of outstanding lease receivables during the nine months ended January 31, 1996 in comparison to the prior year. Aggregate new lease receivables entered decreased $494,439 or 6.35% to $7,297,711 for the nine months ended January 31, 1996 from $7,792,150 for the nine months ended January 31, 1995. Management attributes this decrease to a general slowdown in the economy as a result of harsh weather conditions throughout the United States during the winter of 1996. Management is currently refining a marketing strategy that began during the fourth quarter of the fiscal year ended April 30, 1995 that emphasizes "private label" leasing programs with manufacturers. Although the company is experiencing a delay in the realization of these marketing efforts during the current initiation period of the program, a dramatic increase in volume beyond current levels is expected once the program is fully implemented. See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses", below.

         Unearned income during the nine months ended January 31, 1996 decreased by $261,115 in comparison to a decrease of $347,403 for the nine months ended January 31, 1995. During the nine month periods ended January 31, 1996 and 1995, the gross rents charged over the "net investment" in direct finance leases were 144% and 145%, respectively. The recognition of direct finance lease income reflects the composite aging of the underlying leases in the portfolio, as well as application of FAS No. 91, to outstanding leases after May 1, 1988 which affects leases originated after April 30, 1988, and changes the method used to recognize income and expense items. FAS No. 91 does not change the total income and expenses ultimately to be recognized from each transaction. In an effort to increase the levels of unearned income in the future, the Company is continuing to increase its efforts to contact new equipment vendors to further increase the level of new business. As noted below, in an effort to further increase new business during the current fiscal year, the Company has been in the process of contacting equipment manufacturers with the expectation that it will jointly market its leasing services to the customers by using its in-house printing and direct-mail facilities, and when warranted, create a "private label lease program" specifically for a given manufacturer. See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses", below.

         The limited use of the operating lease equipment program resulted in $23,133 of equipment being purchased for operating leases for the nine months ended January 31, 1996, and $12,915 for the nine months ended January 31, 1995. Operating lease rental income decreased by $7,403 in the nine months ended January 31, 1996 as compared to the nine months ended January 31, 1995, primarily due to increased retirements of expiring leases which offset any increase resulting from the purchase of additional equipment.

    INTEREST EXPENSE

         For the nine months ended January 31, 1996, interest expense increased $427,644 or 13.32% as compared to the nine months ended January 31, 1995. Management attributes the increase to additional debt securities outstanding and the excess funds on hand from sale of debt securities awaiting investment in new lease receivables, offset in part by the increase in interest income from its investment in short-term U.S. government securities having three month maturities. Excess funds are maintained in highly liquid U.S. Government Securities, which currently yield less interest income than the interest expense being paid on debt securities from which the excess funds were provided. Total interest expense (disregarding interest income of $374,585 and $277,791, respectively, during the nine month periods ended January 31, 1996 and
    1995) averaged 9.41% on average total borrowings (including accrued interest) of $56,837,595 for the nine months ended January 31, 1996 as compared to 9.1% on average total borrowings (including accrued interest) of $51,099,173 for the nine months ended January 31, 1995. The interest rate on three month U.S. Treasury bills was 5.01% and 5.80% at January 31, 1996, and January 31, 1995, respectively.

    OTHER EXPENSES

         Lease origination expenses increased 1.65% or $13,463 for the nine months ended January 31, 1996, compared to the corresponding period ended a year earlier, as a result of increased direct mail costs associated with the Company's marketing program. Lease origination expenses, including capitalized commissions paid, were 11.9% of new direct financing lease receivables during the nine months ended January 31, 1996 as compared to 10.94% for the nine months ended January 31, 1995. The increased percentage in the period ended January 31, 1996 is primarily attributable to increased direct mail costs resulting from the solicitation of the distribution networks of the equipment manufacturers who have signed co-operative manufacturer agreements with Walnut. The Company's efforts in increasing new lease volume are continuing, and at the same time the Company is attempting to reduce these costs whenever possible without compromising it's goals. See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses". During the nine months ended January 31, 1996 and 1995, commissions of $41,286 and $31,410, respectively, were paid and included as lease origination expenses during the period. The Company believes that increasing new leases generated from repeat vendors and increasing the number of new vendors utilizing its leasing services that are being attracted through its marketing efforts, will assist to decrease the overall percentage of total lease origination costs in comparison to new lease volume in the future.

         General and administrative expenses increased by $150,265 or 10.03% for the nine months ended January 31, 1996, as compared to the corresponding period in 1995, due in part to increased recognition of amortized expenses associated with the sale of debt securities by the Company and ELCOA, and to a greater extent, an increase in legal costs necessary to facilitate collection of its delinquent lease receivables.

         An allowance for doubtful direct finance lease receivables is maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by the provisions charged to operating expense and reduced by charge-offs. Total write-offs charged against this reserve for the nine months ended January 31, 1996 and 1995 were $660,908 and $1,957,171, respectively. See Footnote 2 to the Interim Consolidated Financial Statements. For the nine months ended January 31, 1996 and 1995, the Company recognized expenses of $579,213 and $901,314 respectively, for its doubtful lease receivable provisions. This provision was recognized in order to maintain an adequate allowance, based upon management's belief and historical experience, for anticipated delinquencies and impairments from doubtful direct finance lease receivables outstanding as of January 31, 1996 and 1995. During the nine months ended January 31, 1995, the Company conducted an extensive review of the collectibility of all past due accounts, and increased the amount of write-offs in those situations where further costs in pursuing legal remedies in collection were unwarranted. This resulted in an extraordinary level of write-offs of older delinquent accounts, as evidenced by the $1,296,263 or 66.2% decrease in write-offs for the current period ended January 31, 1996. Management is continuing in its efforts in pursuit of collections of all past due lease receivables.

    FURTHER REFINEMENTS IN MARKETING STRATEGY AND EFFORTS TO REDUCE OPERATING LOSSES

         Management further initiated certain measures to refine its marketing strategy during the nine months ended January 31, 1996 that it believes may result in an increase in the levels of new leases to be generated in the future. The Company must increase the level of new leases and control its costs of lease origination and administration in order to reduce its operating losses.

         During the three months ended April 30, 1995, the Company began to target equipment manufacturers having a broad sales distribution network (primarily those with at least $5 million in annual sales and at lease one hundred equipment distributors and vendors) to offer them a "private label lease program" customized for their distributors' needs. As of June 30, 1995, relationships had been established with twenty-three manufacturers. The Company's efforts in establishing relationships with additional manufacturers continued, as the Company has entered into agreements with approximately fifty such manufacturers as of March, 1996, and has solicited indications of sincere interest from others. Once a relationship is established, the manufacturer allows the Company to use its list of dealers and other sales people for solicitation purposes. In this way, the Company accepts responsibility for the origination, servicing, and funding for lease transactions from each manufacturer for new leases from the manufacturers distributors using the Company's forms and documentation customized with the equipment manufacturers' name. The Company uses its in-house printing and direct mail facilities to produce flyers and brochures to be distributed throughout each manufacturers' sales distribution network illustrating the benefits of leasing, to facilitate sales of the manufacturers' equipment. The Company is encouraged by the initial positive reaction received from the equipment manufacturers, and intends to further emphasize this program as a means towards increasing new lease volume. Management is currently refining this program to facilitate the amount of mailings to distributors of equipment, and is actively seeking additional manufacturers to be added to the program.

         In conjunction with its efforts in reaching additional equipment manufacturers, the Company began during January, 1996, to compile a listing by industry of equipment distributors, dealers, and other salespeople according to their standard industry classification (SIC) code. To date, the Company has compiled a list of approximately 300,000 names of these prospects. By utilizing its in-house advertising and direct mail facilities, the Company has targeted up to twenty-thousand general solicitation mailings to be sent each week on a revolving basis to this target group of commercial equipment dealers and distributors. These mailings, which commenced during the later part of January, 1996, will be made in conjunction with the mailings currently being sent to the distribution networks of each of the equipment manufacturers described above. Although these general solicitations targeted by industry will increase the amount of lease origination expenses, management believes that these costs (principally bulk mail postage, printing paper and supplies) will be more than offset by any increase in new leases generated from commercial equipment sellers who are presently unaware of the Company's services.

         The Company believes that lease securitization may provide both the additional funding for and increased revenues associated with any increase in new lease volume. Reference is made to the prospectus dated September 14, 1995 relative to the offering and sale of the Company's Senior Thrift Certificates. The Company anticipates that such sales under a lease securitization program may commence during calendar year 1996, although no such sales have occurred to date as a result of the excess available funds the Company presently maintains awaiting investment in new direct finance lease equipment.

    COMPARISON OF THREE MONTHS ENDED JANUARY 31, 1996 AND 1995

    REVENUES

         Total revenues from direct financing leases for the three months ended January 31, 1996 decreased 5.48% or $52,409 as compared to the three months ended January 31, 1995. This decrease was attributable to a decrease in the amount of outstanding leases during the current period. Aggregate new lease receivables entered decreased to $2,066,380 for the three months ended January 31, 1996 as compared to $2,596,150 for the three months ended January 31, 1995 as a result of harsh winter conditions throughout the United States, causing a general slowdown in the economy during the three months ended January 31, 1996. See "Further Refinements in Marketing Strategy", above, for a discussion of the Company's current efforts to increase the level of new leases being generated. Deferred income from outstanding direct finance leases decreased by $214,946 during the three months ended January 31, 1996, after having decreased by $99,610 during the three months ended January 31, 1995.

    INTEREST EXPENSE

         For the three months ended January 31, 1996, interest expense increased $151,968 or 14.02% as compared to the three months ended January 31, 1995. Management attributes this increase to additional debt securities outstanding and excess funds on hand from sale of debt securities awaiting investment in new lease receivables offset in part by the increase in interest income from its investment in short-term U.S. government securities having three month maturities. Excess funds are maintained in highly liquid U.S. Government securities of three month maturities, which currently yield less interest income than the interest expense being paid on excess funds. Total interest expense (disregarding interest income of $124,708 and $94,360 during the three month periods ended January 31, 1996 and 1995, respectively) averaged 9.3% on average total borrowings (including accrued interest) of $58,681,206 for the three months ended January 31, 1996 as compared to 8.9% on average total borrowings (including accrued interest) of $52,682,862 for the three months ended January 31, 1995.

    OTHER EXPENSES

         Lease origination expense increased 5.25% or $14,376 for the three months ended January 31, 1996 compared to the corresponding period ended a year earlier. Lease origination expenses, including capitalized commissions paid outside leasing brokers, were 14.4% of new financing lease receivables during the three months ended January 31, 1996 as compared to 11.0% for the three months ended January 31, 1995. This increase in costs resulted from the costs associated with the Company's direct mail efforts in cooperation with equipment manufacturers during the three months ended January 31, 1996. In addition, $9,495 and $11,861 in commissions were paid during the three months ended January 31, 1996 and 1995, respectively, and were capitalized and not charged to expense.

         General and administrative expenses increased by $52,458 or 10.22% for the three months ended January 31, 1996, compared to the corresponding period in 1995, due to an increase in legal costs necessary to pursuit collections of all past due receivables.

         An allowance for doubtful direct finance lease receivables is maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by the provisions charged to operating expense and reduced by charge-offs. As a result of the Company's extensive review of the collectibility of all past due accounts which continued during the three months ended January 31, 1995, write-offs of delinquent lease receivables were $592,422, in comparison to $193,494 during the three months ended January 31, 1996. The Company provided additional provisions against these reserves in the amount of $192,378 and $373,141, respectively, during the three month periods ended January 31, 1996 and 1995. See Footnote 2 to the Interim Consolidated Financial Statements for a more detailed discussion of the accounting for the provision for uncollectable accounts.

    CAPITAL RESOURCES AND LIQUIDITY

         The Company has financed its growth to date primarily from proceeds of debt securities offered to the public. The Company has not experienced any difficulty in financing the purchase of equipment that it leases at current levels.

         Taking into consideration new business, the Company's cash and unhypothecated leases on hand, cash available from sale of leases to ELCOA, anticipated renewal of a portion of the Company's borrowings, anticipated sales of senior debt and other resources, it is management's opinion that its cash will be sufficient to conduct its business and meet its anticipated obligations during the current fiscal year. Overall increased proceeds form debt securities during the nine months ended January 31, 1996 resulted from the re-commencement of an offering to the public, the registration of which was declared effective September 14, 1995. During the three months ended January 31, 1995, sales of the certificates had been suspended (from August 31, 1994 to January 6, 1995), pending the filing of a post-effective amendment. This overall increase in Senior Thrift Certificates sold was offset in part by a decrease in proceeds from ELCOA's Demand and Fixed Rate Certificates as a result of management's efforts to reduce the solicitation of Senior Thrift Certificates. The overall decrease in the redemption of certificates during the nine month ended January 31, 1996 as compared to the nine months ended January 31, 1995 is attributable to a slight decrease in market rates in general during the current third fiscal quarter, while, due to the Company's trust indenture agreement, the Company was unable to drop its rates accordingly, thereby making the Company's certificates more attractive. This overall decrease is offset in part by redemptions from increased debt outstanding. No assurance can be given that the redemption of senior and subordinated borrowings will not exceed the Company's expectation or that a substantial portion of its offering of Senior Thrift Certificates or the offering by Equipment Leasing Corporation of America of its Demand and Fixed Rate Certificates will be sold.

         In view of the Company's history of losses, the uncertainty with respect to future interest rates to holders of its unsecured borrowings, the potential redemption of senior and subordinated borrowings and the uncertainty as to the sale of its offering of Senior Thrift Certificates, and of the sale of the Demand and Fixed Rate Certificates, management is unable to estimate the Company's future profitability and liquidity beyond the current fiscal year. If the Company continues to have losses, it may have difficulty in servicing its debt in future years. Management attributes its losses during the current fiscal year to the size of its lease portfolio relative to its fixed costs, including interest on outstanding debt. Management is currently exploring various means of increasing its new leases entered and the outstanding lease portfolio. See "Consolidated Statements of Cash Flows" on page 5 of this report for an analysis of the sources and uses of cash by the Company during the nine month periods ended January 31, 1996 and 1995, respectively. See also "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses on page 11 of this report on Form 10-Q.

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


    March 14, 1996                      WALNUT EQUIPMENT LEASING CO., INC.
    --------------                      ----------------------------------
         Date


                                        /s/  William Shapiro
                                        ----------------------------------
                                        William Shapiro, President and
                                        Chief Financial Officer