Form 10-K405
period 1996-04-30
WALNUT EQUIPMENT LEASING CO INC
filed 1996-07-26
CIK 312259

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                              Commission file number
APRIL 30, 1996                                         2-65101

                       WALNUT EQUIPMENT LEASING CO., INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    23-1712443
          --------                                    ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

              SUITE 200, ONE BELMONT AVENUE, BALA CYNWYD, PA 19004
              ----------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

       Registrant's telephone number, including area code (610) 668-0700 Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / X /   No /   /

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

    As of June 30, 1996, there were 1,000 shares of the Registrant's common stock, $1.00 par value, outstanding. The Registrant has no other classes of common stock.

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

    The Company's principal business is the acquisition of commercial and industrial equipment for business use which it leases under full-payout direct financing leases to what it considers credit-worthy lessees. See "Marketing" and "Credit Policy." The Company services the needs of manufacturers and distributors of small commercial equipment by offering them the opportunity to use leasing as a sales tool. See "Marketing." The Company acquires the equipment only after leases have been consummated. The Company ordinarily writes leases for periods of one to five years for equipment costing $750 or more, but which does not usually exceed $6,000. The lease agreements entered into between the Company and the lessees contemplate the payment of funds sufficient to recover the Company's investment and to provide a profit over the terms of the leases. The Company recognizes as income over the entire term of the leases the difference between the total rents scheduled to be collected along with the estimated residual value of the equipment at the end of the lease term, less the cost of the equipment. The Company recognizes income from each lease over its respective term, even if payments are delinquent for any number of months. The Company sets aside from its income a provision for anticipated losses from delinquencies. See Footnote 1 to the Consolidated Financial Statements. The lease agreements do not contain an express purchase option. The Company has offered the equipment for sale to the former lessee at the recorded residual value, after expiration of the lease, which ranges from $1 to approximately 10% of the Company's original equipment cost. Substantially all leased equipment has been sold to the lessees at termination of their leases. See "Marketing".

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

    Under terms of the lease contract, the lessees are prohibited from assigning or subletting the equipment or appurtenant lease to any third party without the express written consent of the Company. The lease provides that the Company, in the event of a default by the lessee, may declare the entire unpaid balance of rentals due and payable immediately and may seize and remove the equipment for subsequent sale, release or other disposition. During the fiscal year ended April 30, 1996, the Company entered into 1,880 direct finance leases which had an average initial term of approximately 34 months, representing aggregate contractual lease receivables of $10,025,786. Of these, a technical event of default in the terms of the lease contract occurred in 530 leases having an aggregate contractual lease receivable of $2,677,080, of which 79 having an aggregate contractual lease receivable of $375,710 (included in the 530 leases) were serious enough to require the Company to declare the entire unpaid balance of rentals due and payable immediately. See "Marketing".

    The Company has, from time to time, leased equipment under renewable leases which do not contemplate full recovery of the Company's original costs during their initial one year term. These leases are referred to as operating leases, intended primarily for large corporate and governmental lessees that are restricted from entering into leases with terms longer than one year. The leases are automatically renewed for an additional year, and so on from year to year, unless terminated upon ninety days' prior written notice. Under the operating lease the lessee is granted an option to purchase the equipment for the original invoice price less a credit for a portion of the rentals paid. The Company requires equipment vendors to refrain from replacing for two years the equipment should the lessee cancel after the initial one year term. The monthly rental is calculated as 6% of the equipment cost monthly. Total annual rentals charged by the Company equals 72% of the original equipment cost. The repurchase price is equal to the original cost of the equipment, less a credit for a portion of the rentals received from the lessee. There are no assurances that the Company's costs will be recovered. As of April 30, 1996, the net book value of equipment subject to operating leases was $19,420. As of that date, the Company had contracts for operating leases in the aggregate remaining balance of $10,433 all of which are due during the fiscal year ended April 30, 1997.

    The Company (including ELCOA), as of April 30, 1996, owned 7,104 direct financing leases with an aggregate balance of $18,423,816, on a consolidated basis, with an average lease receivable balance of $2,593. Of these leases, 504 had balances between $6,000 and $9,999 with an aggregate balance of $3,781,021, and 160 had balances in excess of $10,000 with an aggregate balance of $2,570,715. Leases over $6,000 accounted for 9.4% of the total number of leases outstanding and 34.5% of the total dollar amount of lease receivables outstanding at April 30, 1996. On occasion, the Company enters into more than one lease agreement with a particular lessee. As of April 30, 1996, the three largest lessees were Mica Metals, Inc. with a balance of $76,161, Miller Freeman, Inc. with a balance of $55,265 and Greenbriar Restaurant with a balance of $46,648. All three leases were generated as a result of Co-Operative Agreements with Manufacturers. Accordingly, no single lessee represents over .4 percent of the outstanding lease portfolio. As of April 30, 1996, ELCOA owned 6,644 direct financing leases which had an aggregate lease receivable balance of $16,667,226, and an average lease receivable balance of $2,509. Of these leases, 408 had balances between $6,000 and $9,999 with an aggregate balance of $3,032,573 and 127 and balances in excess of $10,000 with an aggregate balance of $2,057,444.

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

    During the three fiscal years ended April 30, 1996, 1995, and 1994, the gross rents charged over the "net investment" in direct finance leases were 146%, 145% and 147%, respectively. Gross rents are calculated as the aggregate rentals contracted to be received over the terms of all leases entered during the respective years, and are not on an annual basis. Factors considered by the Company in determining the rents to be charged are the net equipment cost, marketing expenses, credit investigation, document processing, invoicing and collections, potential bad debt write-offs, the Company's cost of funds, term of the lease, and a profit margin.

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

    MARKETING

    Since its inception, the Company has concentrated on seeking lessees desiring to lease equipment costing $6,000 or less under direct finance leases, because it believes that there is less competition for small leases. In addition, the Company is able to spread risk of loss from defaulted leases over a greater number of leases. It leases items such as office equipment, business machines, graphic arts equipment, scientific and medical instrumentation, material handling equipment, microfilm equipment, automobile test equipment, cash registers, restaurant and food-service equipment, and other business, industrial and commercial equipment and does not concentrate in any one type. The Company estimates the total cost of equipment purchased for lease comprising 5% or more of the total purchases during the twelve months ended April 30, 1996 and 1995 as follows:

INDUSTRY                                     April 30, 1996     April 30, 1995
- --------                                     --------------     --------------
Food/Hospitality Service                          45%                 39%
Industrial Equipment                              20%                 21%
Auto After Market and Test Equipment               9%                 13%
Office Machines and Copiers                       11%                  8%
Computers and Peripheral Hardware                  5%                  7%
Audio Visual and Communications                   ---                  5%

These amounts vary from year to year, and may not be indicative of future purchases. The equipment purchased is primarily newly manufactured equipment, but on occasion the Company will purchase used equipment for lease at its then fair market value. The equipment is located throughout the United States without undue concentration in any one area. The Company's historical experience indicates that the equipment under lease does not generally become obsolete at the conclusion of the lease term.

    The Company concentrates its marketing effort to reach salesmen, dealers, distributors and branch offices of companies selling equipment similar to that described above for lease to appropriate lessees. The Company has previously used regional offices, direct mail programs, and telemarketing, all of which have been phased out in favor of the Company's current marketing strategy that emphasizes direct contact with manufacturers in promoting leasing as a sales tool to their dealers. The Company believes that with the cooperative efforts of equipment manufacturers, an increased number of dealers and distributors (i.e. "vendors") will become aware of the option of using leasing as a sales tool, which in turn will increase the generation of new leases by the Company. The Company currently actively conducts business on a monthly basis through approximately 180 equipment vendors, distributors, and branch outlets of manufacturers. None supply more than 5% of the Company's new business.

    The following table reflects the aggregate dollar amount of rentals represented by new leases and the number of such leases written during each of the last three years, on a quarterly basis.

                                   Fiscal Years Ended April 30,
                                   1996             1995             1994
                            -----------      -----------      -----------
Aggregate Lease Rentals     $10,025,786      $10,189,624      $10,168,874

Number of New Leases              1,880            2,170            2,242

Average Amount per New Lease     $5,333           $4,696           $4,536

New Leases
Entered Quarterly
- -----------------
First Quarter               $ 2,500,771      $ 2,824,902      $ 2,744,959
Second Quarter                2,730,560        2,371,098        2,299,854
Third Quarter                 2,066,380        2,596,150        2,286,672
Fourth Quarter                2,728,075        2,397,474        2,837,389

    During the beginning of the third quarter of the fiscal year ended April 30, 1993, management eliminated certain types of equipment that it previously considered for lease, such as credit-card machines, commercial water coolers and security surveillance equipment. Management believed that these, as well as other types of equipment it considered to be over-priced, were a factor in the increased amount of delinquencies during the fiscal year ended April 30, 1993. In addition, management restricted the submission of lease applications through brokers as the ratios of consummated leases to the number of applications submitted was unacceptable. These factors, in conjunction with a weak nationwide economy, led to the decline in new lease volume during the remainder of the fiscal year, which trend continued into the fiscal years ended April 30, 1994 and 1995. The Company estimates that its share of the "small-ticket" leasing market for commercial equipment costing less than $25,000 is less than 1%.

    During the fourth quarter of the fiscal year ended April 30, 1994, the Company refined its marketing efforts aimed at equipment manufacturers, encouraging them to cooperate with the Company in educating their dealer or branch office distribution networks with using leasing as a sales tool.
During the last three months of the fiscal year ended April 30, 1995, the Company began to target equipment manufacturers with sales in excess of $5 million and an established distribution network to offer them a "private label lease program". These programs are intended to further increase the Company's marketing efforts. For a more complete discussion of these efforts, see "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses" on page 23. Management anticipates that these programs will continue, and as other leasing companies raise their minimum transaction size, the Company expects to gain from an increase in size of new lease applications being submitted. As noted by the table above, the average size of each new lease receivable has increased approximately 18% over the three fiscal years ended April 30, 1996, of which approximately 80% of this increase is related to the fiscal year ended April 30, 1996. Management expects this trend to continue as its cooperative efforts with equipment manufacturers continue to mature. See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses" on page 23.

    The Company markets its leases throughout the United States. The following is a breakdown as of April 30, 1996 of the original cost of equipment, net of residual value, that the Company owns or manages on behalf of ELCOA in various areas of the United States. Approximately $22,480,933 in original equipment cost is owned by ELCOA, and managed by the Company. See "BUSINESS - Methods of Financing."

                                         Amount             %
                                    -----------          ------
              New England           $ 2,880,054           11.84
              Mid Atlantic            7,010,403           28.82
              Southeast               4,249,540           17.47
              Midwest                 2,826,540           11.62
              South                   2,264,637            9.31
              Rocky Mountain            547,308            2.25
              West Coast              1,748,952            7.19
              Southwest               2,797,350           11.50
                                    -----------          ------
                                    $24,324,784          100.0%
                                    ===========          ======

    CREDIT POLICY

    In order to conduct a business dealing in leases principally under $10,000, the Company has developed what it considers to be an efficient method of determining credit risks. The Company bases its decision to accept an application from a potential lessee on the Company's assessment of the lessee's ability to meet its obligations for payments as set forth under the lease and not upon the resale value of the equipment in the event of the lessee's default. The Company's lessees range from newly formed businesses (less than two years in business) to major corporations. Lease rental rates are established based upon the Company's assessment of credit risk, as newly formed and smaller businesses pay a higher rate in general than would established companies. As the Company entered into an excess of 1,800 leases to all types and sizes of businesses during the fiscal year ended April 30, 1996, it is unable to quantify with any certainty the general material characteristics of all of its lessees. The Company believes that at least a majority of its lessees are small to medium size businesses with between $100,000 and $2,000,000 in annual sales and less than 50 employees. The Company relies heavily on bank references, trade references, personal credit reports on the principals of the lessee, number of years in business, property searches and other credit bureau reports. In addition to the credit investigation, the Company generally requires the owners and principal shareholders (and their spouses) of sole proprietorships, partnerships, and closely-held corporations which have been in business less than three years, or have fewer than 20 employees, to personally guarantee the obligations of the lessee. Additional rental prepayments are required if the lessee has been in business for less than two years. Most credit decisions are made within one day of the initial credit application. The Company has found that credit evaluation is essential as the equipment has a substantially reduced value on resale or releasing.

    Consequently, it must rely primarily on its initial credit judgment. The Company employs 8 people in its Credit and Collection Departments, and has a policy of litigating all claims against lessees for unpaid rentals. These claims are usually settled in favor of the Company, as the lease contract provides that in the event of default by the lessee, the Company is entitled to the accelerated balance of the remaining contractual lease payments, late charges and, in the event of litigation, reimbursement for collection costs and reasonable attorney's fees. Historically, the amount recovered from collections of delinquent leases has exceeded the legal fees incurred in connection therewith. The Company reimbursed the law firm of William Shapiro, Esq., P.C., an affiliate, for payroll costs of its staff attorneys and any required advances for court costs, and did not pay any other fees on either a contingent or hourly basis. Neither William nor Kenneth Shapiro who are officers and directors of the Company are included in the law firm's payroll. William Shapiro is the sole shareholder of the law firm. See Note 10 to the Consolidated Financial Statements.

    Prior to May 1, 1988, at the inception of each new lease, an allowance was established for potential future losses. The level of the allowance was based upon historical experience of collections, management's evaluation of estimated losses as well as prevailing and anticipated economic conditions. Management evaluated the adequacy of the resulting allowance annually. The allowance is currently based upon a periodic evaluation, performed at least quarterly, of delinquent finance lease receivables to reflect anticipated losses from delinquencies and impairments that have already occurred. See Note 1 to the Consolidated Financial Statements. During the three fiscal years ended April 30, 1996, 1995 and 1994, the allowance for doubtful accounts was increased annually by provisions in the amounts of $1,055,997, $1,635,963, and $792,879, respectively. The amounts written off in each of the three fiscal years ended April 30, 1996, 1995 and 1994 were $940,243, $2,111,032, and $897,098, or
5.05%, 10.61%, and 4.20% of average gross lease receivables, respectively. The Company expects the percentage of net charge-offs to average gross lease receivables to continue to decline from fiscal 1996 into fiscal 1997. During the fiscal year ended April 30, 1995, the Company conducted an extensive review of the collectibility of all past due accounts, and increased write-offs in those situations where further costs in pursuing legal remedies were unwarranted. This resulted in an extraordinary level of write-offs of older delinquent accounts as evidenced by the $1,170,789 or 55.5% decrease in write-offs for the current fiscal year ended April 30, 1996 in comparison to the prior year. The Company aggressively takes legal recourse with respect to each delinquent lease irrespective of the amount at controversy and believes this approach is an important part of the collection effort. Obligations are not written off until there is either an adverse court decision, bankruptcy or settlement, and local counsel has determined that the obligation cannot be recovered. As a result, delinquent receivable balances appear higher than industry averages because of the Company's decision to report them on a contractual basis, and to pursue delinquent lessees until all collection efforts have been completely exhausted. Once collection efforts are discontinued, any likelihood of recovering the equipment, to the extent not previously repossessed, is considered remote.

    The Company makes a practice of assessing and collecting late charges on all delinquent accounts, if possible. Late charges are assessed on all delinquent accounts at the rate of 5% monthly of the delinquent past due payments. Late charges collected and included in revenue for the fiscal years ended April 30, 1996, 1995 and 1994 were approximately $411,000, $418,000,
$372,000, respectively. Increased emphasis on collections accounted for the increase in late charges during the fiscal years ended April 30, 1996 and 1995 in comparison to the fiscal year ended April 30, 1994. In addition, the Company has historically recovered at least the recorded amount of residual values at the conclusion of each lease, unless written-off as uncollectible. See Note 1 to the Consolidated Financial Statements.

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

    The implications of these higher percentages require the Company to continue its collection efforts diligently to minimize its actual losses from delinquent accounts. The Company notes that because of recent changes in bankruptcy laws and delays in state court systems nationwide, the time necessary to litigate and collect on any judgment has increased during the past five years. Experience over the five years, measured as a percentage of net charge-offs, remained fairly constant. The increase in net charge-offs during the fiscal year ended April 30, 1995 resulted primarily from the exhaustion of legal efforts to collect certain delinquent leases arising prior to May, 1989, for which management believed further attempts to collect to be futile. Other factors such as evolving changes in case and statutory law in some states favoring debtors rights (notably Florida, Texas, Alabama, South Carolina, and California), post-judgment filing costs associated with continuing litigation and pursuit in collections, economic conditions in certain geographical areas, and the age of the delinquent lease receivables being collected also can be attributed to the increase in write-offs during fiscal 1995. As the credit criteria for new leases in those states favoring debtors rights have been enhanced, management believes that the likelihood of collecting the remaining delinquent lease receivables at April 30, 1996 is greater than those previously written-off. Management attributes the slowdown in the economy nationwide as a principal reason for the increase in new delinquencies during fiscal 1994, as well as to lessee dissatisfaction with equipment the Company no longer considers for lease. These include credit card processing machinery, water coolers, and surveillance equipment, which management considered to be overpriced (considered to be a factor in less than 10% of the cases in litigation). See "Marketing". The management of receivables during the past three years in light of relatively weak economic conditions and overextension of small and medium-size businesses continues to pose a demanding challenge upon financial institutions in general. Business failures, bankruptcies, and the trend toward slower payment increased when compared to prior years. The Company's lessees, many of them owners of small and medium-sized businesses, have been particularly affected by the economic malaise during the past three fiscal years. However, because of the diversification of the Company's leases in dollar amount and geographical location, any continued weakening in the economy should have no material impact on the Company's overall cash flow. The collection of delinquent lease balances remains one of the Company's top priorities, resulting in a shifting of staff priorities to the collection and legal functions.

    The allowance for doubtful accounts was 8.3% of total finance lease receivables at April 30, 1996 which management believes is adequate for future write-offs on the Company's aggregate lease receivables as of April 30, 1996. See Note 1 to the Consolidated Financial Statements. Charge-offs as a percentage of average aggregate future lease receivables were 5.05%, 10.61%, 4.20%, 4.37%, and 2.55% for the fiscal years ended April 30, 1996, 1995, 1994,
1993 and 1992, respectively. Gross chargeoffs increased during the fiscal year ended April 30, 1993 as a result of the change from a manual to computerized legal tracking system in the legal area, prompting additional charge-offs of leases deemed uncollectible as a result of an additional review of all delinquent accounts undertaken during the conversion. During the fiscal year ended April 30, 1995, management conducted an extensive review of the collectibility of all past due accounts, and further increased the amount of write-offs in those situations where further costs in pursuing legal remedies in collection were unwarranted. This analysis considered the post-judgment filing costs associated with the Company's methods of collection, including but not limited to bank, wage, personal property, and real estate foreclosure, and the possibility of recovery exceeding those costs based upon the financial condition of the lessee. As a result, the amount of write-offs during the fiscal year ended April 30, 1995 represents a dramatic increase, while the amount of past-due accounts decreased proportionately. While the writeoffs of delinquent lease receivables increased dramatically during the fiscal year ended April 30, 1995, management considers the type of leases previously entered into to be a contributing factor to the increased writeoffs. As the credit quality and character of new leases generated improved during the fiscal year ended April 30, 1996, the percentage of writeoffs decreased.

    ANALYSIS OF DELINQUENCIES

    The Company's collection department follows a seven day cycle with regard to collection of delinquent leases and maintains status reports of each contact. During the fiscal year ended April 30, 1994, management integrated its data processing capabilities with its collection efforts to make the collection effort more efficient. On the 7th, 14th and 21st day after a delinquent lease payment is due, a reminder is sent requesting payment. On the 28th and 35th day after a payment is due, a written collection letter is sent to the lessee. On the 42nd day after the due date, a mailgram is sent from the collection department demanding payment of the delinquent balance. On the 49th, 56th and 63rd day after payments are initially due, additional letters are sent demanding immediate payment. On the 70th and 77th day, an attorney's letter is sent informing the lessee that suit will commence if payment is not received immediately. On the 84th day after the due date, an attorney letter informing the lessee of immediate suit is sent. On the 91st day, the case is referred to local counsel for suit. As of April 30, 1996 and 1995, approximately $3,859,127 and $3,723,593, respectively, of direct finance lease receivables based on a strict total contractual basis of the aggregate balance remaining of each lease (not based upon recency of last payment) were 12 or more months past due. During the fiscal years ended April 30, 1996 and 1995, net collections from cases referred to local attorneys for suit were approximately $1,508,000 and $1,379,000, respectively. The amount collected during fiscal 1996 increased in proportion to the overall increase in past due lease receivables reflected in the chart which follows. This increase is the result of management's implementation of procedures to increase accountability of local attorneys employed to collect delinquent receivables.

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

    Leases are written-off only if there is an adverse court decision, bankruptcy, settlement, or unwarranted further costs of collecting insignificant lease balances, and assigned counsel in the state where the lessee does business has determined that further action in recovering the debt is unwarranted. The Company does not repossess equipment on underlying delinquent leases (except for certain instances under federal bankruptcy laws) which may be over 24 months past due as repossession would compromise the Company's ability to recover a money judgment equal to the total remaining payments due under the lease contract. When the equipment is returned to the Company, the Company maintains an inventory of the repossessed equipment until it can be re-let or sold. The Company writes down the carrying value of this equipment to its forced sale value when it is repossessed. As of April 30, 1996, the Company maintained an inventory of repossessed equipment in the amount of $75,734, and established reserves of $63,168 to reduce the carrying value to the equipment's estimated, realizable forced sale value.

ANALYSIS OF DELINQUENCIES, continued
                                                    1996                   1995                  1994
                                                $          %           $          %          $          %
                                           -------------------     -------------------   -------------------
Aggregate Future Lease Receivables         $18,423,816    100.0    $18,829,268   100.0   $20,979,917   100.0


 Current                                    11,219,452     60.9     11,763,768    62.4    13,003,138    62.0


 Past Due - Two Monthly Payments               973,864      5.3      1,178,983     6.3     1,017,320     4.8


 Past Due - Three Monthly Payments             409,693      2.2        485,901     2.6       359,982     1.7


 Past Due - Four or More Monthly Payments    5,820,807     31.6      5,400,616    28.7     6,599,477    31.5


Aggregate Future Lease
 Receivables - Twelve or More
 Months Past Due                             3,859,127     20.9      3,723,593    19.8     4,709,748    22.4


Aggregate Future Lease
 Receivables - Twenty-Four
 or More Months Past Due                     2,466,333     13.4      2,394,188    12.7     2,957,453    14.1



ANALYSIS OF BAD DEBT WRITE-OFFS
                                          Fiscal Years Ended April 30,
                                      1996             1995            1994
                               -----------      -----------     -----------
Aggregate Future
 Lease Receivables             $18,423,816      $18,829,268     $20,979,917

Provisions for
 Doubtful Accounts               1,055,997        1,635,963         792,879

Gross Charge-Offs                  948,842        2,118,607         899,690

Gross Recoveries                     8,599            7,575           2,592

Net Charge-Offs                    940,243        2,111,032         897,098

Average Outstanding Future
 Lease Receivables              18,626,542       19,904,593      21,359,759

Percent of Net Charge-Offs
 to Average Aggregate Lease
 Receivables                          5.05%           10.61%           4.20%

Allowance for Doubtful
 Lease Receivables               1,529,143        1,413,389       1,888,458

Percent of Allowance for
 Doubtful Lease Receivables
 to Aggregate Future Lease
 Receivables                           8.3%             7.5%            9.0%

Percent of Allowance for
 Doubtful Lease Receivables
 to Aggregate Future Lease
 Receivables Past Due Four or
 More Monthly Payments                26.3%            26.2%           28.6%

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

    During the three fiscal years ended April 30, 1996, the Company was approached by other organizations seeking to sell all or a portion of their small-ticket leasing portfolios, including savings & loans and other small leasing companies. Management determined that the offers received were unacceptable due to problems with documentation, original credit investigations, lack of any warranties associated with any contemplated purchase, and yield requirements of the sellers. During the fiscal year ended April 30, 1995, management responded to a solicitation for bids to purchase a portfolio of leases taken by the Pennsylvania Insurance Commission in connection with the rehabilitation of a domiciled insurance company that operated a small-ticket leasing company. While the Company determined that a cash bid was unwarranted, it submitted an acceptable bid to collect and administer the portfolio of leases for a contingency fee of fifty percent (50%) of the gross leases collected. On May 18, 1995, the Company signed an agreement with the Office of Liquidations and Rehabilitations of the Pennsylvania Insurance Commission to collect and administer this portfolio of approximately 75 leases having an aggregate lease balance of approximately $1,800,000. During the fiscal year ended April 30, 1996, the Company earned $4,113 from collections of these lease receivables, which has been included in earned income from direct finance leases. Due to the material delinquencies associated with a portion of this portfolio, management is not yet able to determine what, if any, amounts are anticipated to be collected in the next fiscal year from its efforts. However, management does not believe that it will incur any additional costs in the administration and collection of these leases as a result of its established back-office personnel and procedures.

    The Company has been engaged to perform certain lease origination functions (i.e. marketing, credit investigation, and documentation processing) on behalf of its wholly-owned subsidiary, ELCOA, for which it has been paid an amount equal to four percent (4%) of the gross equipment purchases by the Company for lease, plus reimbursement for any direct selling expenses, principally commissions to equipment vendors. ELCOA purchases its equipment for lease from Walnut. Walnut relies upon a variety of equipment vendors located throughout the United States, none of which is responsible for supplying 5% or more of their total equipment purchases. ELCOA relies upon Walnut's facilities and staff to develop its leases. Under terms of an option agreement, ELCOA has the continuing right of first refusal to purchase newly acquired equipment, as well as the related leases, when Walnut has equipment available for sale. This agreement continues until terminated by the mutual agreement of the parties in writing. In addition, the Company will receive six dollars fifty cents ($6.50) per month per outstanding lease for performing certain administrative functions for ELCOA, notably invoicing of monthly rentals, collection of lease receivables and residual values, management guidance, personnel, financing, and the furnishing of office and computer facilities, under a Service Contract. All rentals received on behalf of ELCOA are segregated, processed and deposited into an escrow account pursuant to a written agreement. Management believes that the terms of purchase are at least as favorable as those available from unaffiliated third parties.

    It should be noted that although the Company's rental income from its lessees is fixed at the inception of each lease, its income from a given lease is affected by changes in the interest rate it pays on borrowed funds. To the extent that the interest rates charged by any financial institution that may hypothecate leases or the interest rates that the Company pays on its debt securities increase, the Company must pay any such increased cost without having the ability to increase its rental charges on existing leases.

    ELCOA registered for sale on June 10, 1996 a $50,000,000 offering of Demand and Fixed Rate Certificates. ELCOA's sale of additional debt securities, which are similar to Walnut's Senior Thrift Certificates, will allow the Company to increase the funds of the consolidated group thereby enabling the Company to increase the amount of equipment purchased for lease. The Company anticipates ELCOA's cost of funds in connection with the sale of ELCOA's securities to be less than the Company's, thus allowing the Company and ELCOA to maintain competitive lease rates in the market to attract new business. This will result in increased cost efficiencies in lease origination and administration expenses to the consolidated group, as fixed costs of operations would be allocated over a greater number of new leases generated.

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

    To the extent that the volume of new lease receivables to be generated in the future increases as management anticipates, the Company believes that lease securitization may provide both the additional funding for and increased revenues in conjunction with future growth. Reference is made to the "Summary of the Offering" section of the prospectus dated September 14, 1995 relative to the offering and sale of the Company's Senior Thrift Certificates. The Company anticipates that such sales under a lease securitization program may commence during the fiscal year ending April 30, 1997, although no such sales have occurred to date, as a result of a lack of any increase in new lease volume, and excess cash on hand.

    EMPLOYEES

    The Company employs approximately 60 full and part-time employees and considers its relationship with its employees to be satisfactory.

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

    The Company seeks to compete primarily on the basis of service (by providing simplified documents, prompt credit decisions, and by accepting a multitude of types of equipment for lease) to a particular segment of the industry, (i.e. small-ticket items), and by making its services available nationwide (both urban and rural). It does not limit itself geographically to regional sales offices as do some of its competitors, but extends its services through use of toll-free telephone lines, facsimile transmission, and the mail. The Company cannot compete for larger ticket items where rate is a factor because of its higher cost of funds, and therefore must limit itself to the small-ticket market.

Item 2.  PROPERTIES

    The Company subleases from Walnut Associates, Inc. approximately 10,150 rentable square feet at its headquarters located at Suite 200, One Belmont Avenue, Bala Cynwyd, PA. Walnut Associates, Inc. sublets 1400 square feet to Welco Securities, Inc. (Suite 105), and 1,400 to the law offices of William Shapiro, Esq., P.C. (Suite 202), all of which are affiliates of the Company. Future minimum rental payments from the Company are anticipated to be due as follows:

    Fiscal Year Ending
         April 30,            Amount
    ------------------        ------
           1997             $  200,619
           1998                207,784
           1999                214,949
           2000                222,115
           2001 and beyond     664,154
                            ----------
                    Total   $1,509,620
                            ==========

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

    Fiscal Year Ending
        April 30,            Amount
    ------------------       ------
          1997              $11,825

    ELCOA leases its own office space and conference room facilities at 501 Silverside Road, Wilmington, Delaware. The lease for this space continues on a month-to-month basis with 60 days' notice.

Item 3.  LEGAL PROCEEDINGS

    There are no legal proceedings or actions pending or threatened against the Company, or to which its property is subject, which management believes would have a materially adverse effect on the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

    As of June 30, 1996, the Company's common stock was held by one entity as set forth in Item 12 of this Form 10-K. There is no public market for the Company's common stock. The Company has paid no dividends during the past two years with respect to its common stock.

ITEM 6. SELECTED FINANCIAL DATA
The following summarizes certain financial information with respect to the Company for the five years ended April 30, 1996, and should be read in conjunction with the discussion at "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS" and the "Consolidated Financial Statements."
                                                     Year Ended April 30,
                                 1996          1995          1994          1993          1992
                           ----------    ----------    ----------    ----------    ----------
OPERATING RESULTS:
Operating Revenue          $3,619,831    $3,979,146    $3,960,337    $4,027,780    $3,577,772
Interest Expense, net       4,844,532     4,313,253     4,094,189     3,637,908     3,205,121
Net Loss                   (5,631,409)   (5,064,166)   (4,082,175)   (3,864,576)   (3,078,250)
BALANCE SHEET DATA:
Total Assets               25,036,097    25,443,367    25,479,099    22,277,616    18,246,128
Demand, Fixed Rate, and
  Money Market Thrift
  Certificates             26,407,959    24,521,875    21,810,991    18,041,504    12,867,678
Senior Thrift
  Certificates             21,394,687    18,783,578    16,650,670    14,085,849    11,713,791
Subordinated Thrift
  Certificates              5,523,118     6,025,366     6,038,409     6,138,830     6,390,450
Subordinated Debentures         4,000         5,858         5,858         7,718         7,718
Shareholders' Deficit (2) (35,674,525)  (30,043,116)  (24,978,950)  (20,896,775)  (17,030,006)
OTHER FINANCIAL DATA
% of Interest Expense
   to Operating Revenue         133.8%        108.4%        103.4%         90.3%         89.6%
Ratio of Earnings
   to Fixed Charges (1)           ---           ---           ---           ---           ---
Aggregate New Leases
   Entered                 10,025,786     10,189,624   10,168,874    11,293,059    13,218,230
Aggregate Finance Lease
   Receivables             18,423,816     18,829,268   20,979,917    21,739,601    20,957,501

(1)  The ratios of earnings to fixed charges were computed by dividing pre-tax income plus fixed charges and preferred dividend requirements by the amount of fixed charges and preferred dividend requirements.  For the years ended April 30,
1996, 1995, 1994, 1993, and 1992, the ratio of earnings to fixed charges was less than "1."  During those years, earnings were inadequate to cover fixed charges  (including preferred dividend requirements) by $5,631,409, $5,064,166, $4,082,175,
$3,866,769, and $3,081,059, respectively.

(2)  See "Consolidated Statements of Changes in Shareholders' Deficit" for the three fiscal years ended April 30, 1996.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE YEARS ENDED APRIL 30, 1996

    REVENUES FROM LEASE CONTRACTS AND RENTALS

    The consolidated financial statements and references herein include the operations and obligations of the Company, including ELCOA, its wholly-owned subsidiary. Total operating revenues were $3,619,831, $3,979,146, $3,960,337, for the three fiscal years ended April 30, 1996, 1995, and 1994, respectively. Revenues decreased by $359,315, or 9.0% during the fiscal year ended April 30, 1996 as a result of the reduction in the outstanding amount of direct finance lease receivables. Revenues increased during the fiscal year ended April 30, 1995 by 18,809, or .47% as a result of the increase in new leases generated during the fiscal year. See Footnote 1 to the Consolidated Financial Statements. Management attributes the increased operating losses during the three fiscal years ended 1996 to decreasing revenues in conjunction with an increase in interest expense, due in part to excess interest paid on higher cash balances awaiting investment in leases over yields from investment of those funds in short-term, liquid investments. The increase in the provision for doubtful lease receivables and interest expense accounted for the increased losses from operations during the fiscal year ended April 30, 1995 over 1994.

    Aggregate new finance lease receivables decreased by $163,838 to $10,025,786, a 1.61% decrease, during the fiscal year ended April 30, 1996.
New lease volume has either remained stagnant or decreased during the past two fiscal years, in part due to the delays associated with the implementation of enhancements in its marketing efforts, and the impact of the Company's decision during the second quarter of the fiscal year ended April 30, 1993 to discontinue accepting new lease applications for equipment it considers overpriced, including but not limited to credit card processing machinery, water coolers, and security surveillance systems. The Company recognized during the middle of the fiscal year ended April 30, 1993 that certain types of equipment resulted in higher delinquencies and charge-offs due to general dissatisfaction with this equipment by the lessees. In eliminating these types of equipment, therefore, the Company had to seek other sources of commercial equipment for lease. New lease volume during the second half of the fiscal year ended April 30, 1993 of $4,760,456 increased to $5,124,061 during the last half of the fiscal year ended April 30, 1994. This reflected the beginning of some success in the Company's revised marketing strategy and shift in emphasis, which is to diversify the types of equipment being leased. The Company believes that increased solicitation of equipment vendors selling business computers, office equipment, scientific and medical, food service, as well as industrial production equipment, will lead to increasing numbers of applications for new leases. For a further discussion of the Company's efforts to increase the generation of new lease receivables, see "FURTHER REFINEMENTS IN MARKETING STRATEGY AND EFFORTS TO REDUCE OPERATING LOSSES" on page 23.

    The average new lease receivable entered during the fiscal year ended April 30, 1996 was $5,333, representing an increase of 13.6% from the prior year. Since a significant portion of the costs associated with the origination of new leases is fixed in nature, the Company's recent marketing efforts are expected to increase the average size of new leases, which will result in a decrease in the cost of lease origination on a lease-by-lease basis.

    Income earned under direct finance lease contracts was $3,609,620, $3,965,846, and $3,947,213 for the three fiscal years ended April 30, 1996, 1995 and 1994, respectively. Total aggregate lease receivables outstanding were $18,423,816, $18,829,268, and $20,979,917 at April 30, 1996, 1995 and
1994, respectively. The Company's average net investment in direct finance leases, defined as the average aggregate future amounts receivable under lease contracts plus average estimated residual value of equipment, less average unearned income under lease contracts and average advance payments, was $16,496,653, $17,735,138, and $18,852,262 during the fiscal years ended April
30, 1996, 1995 and 1994, respectively. Recognized revenues taken as a percentage of the Company's average net investment in direct finance leases was 21.9%, 22.4%, and 20.9%, respectively, during the fiscal years ended April 30, 1996, 1995 and 1994, respectively. An increase in late charges collected during the fiscal years ended April 30, 1996 and 1995 over previous years accounted for the increase in the percentage of recognized revenues in comparison to the fiscal year ended April 30, 1994. See also Note 1 to the Consolidated Financial Statements.

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

    As noted in the Independent Auditor's Report on page 31 and Note 1 to the Consolidated Financial Statements, the Company's ability to continue as a going concern is dependent in part upon achievement of sustained profitable operations and obtaining adequate financing sources. This depends on achieving a higher level of new lease volume than current levels of new business, and the raising of additional funds through the sale of the Certificates, the proceeds of which cannot be assured. The Company is unable to ascertain the minimum net proceeds required to remove any threat to the continuation of the Company's business. Management has initiated measures as detailed below which it believes will result in an increase in direct finance leases entered in the next fiscal year, along with a corresponding increase in operating revenues.
In addition, management is attempting to limit the growth, if any, in related lease origination expenses. Increased new lease volume is expected to result from continuing to maintain relationships with equipment manufacturers. In an effort to continue as a going concern, the Company has expanded its marketing efforts to increase its future volume of new leases to greater utilize its fixed cost "back-office" facilities. To the extent the Company's marketing efforts result in a greater volume of new business, the fixed cost "back-office" facilities will become a proportionately smaller cost as a percentage of each new lease. Management believes that as a result of the relatively fixed nature of these costs, a further increase in new lease receivables will not increase lease origination and administrative expenses by a proportionate percentage. See also "BUSINESS".

    If in the future the volume of leases exceeds the Company's ability to finance such leases, it may sell the excess new business on a fee basis to other financial institutions, giving first priority to its wholly-owned subsidiary, ELCOA, as a result of its option agreement, and then to other financial institutions through the securitization process seeking to increase their asset-based portfolio of receivables. No assurances can be given as to the ability to sell such excess new business. Since ELCOA's funds have historically carried longer maturity dates than the Company's, the Company expects to sell substantially all of its longer term leases (i.e. 24 months or more) to ELCOA as its funds become available. Substantially all new leases with terms of 24 months or more were sold to ELCOA during the fiscal years ended April 30, 1996 and 1995.

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

    INTEREST EXPENSE

    Increased borrowings contributed to the increase in interest expense for the fiscal years ended April 30, 1996, 1995, and 1994. The effect of interest rates on the Company during the three years ended April 30, 1996 can be illustrated as follows:

                                               Years Ended April 30,

                                           1996           1995           1994
                                     ----------     ----------     ----------
Interest Expense, net                $4,844,532     $4,313,253     $4,094,189
Average Rate of Interest
 Paid by the Company on
 Total Average Debt Outstanding             9.3%           9.0%           9.3%
Percentage of Interest
 Expense to Operating Revenues            133.8%         108.4%         103.4%

    Aggregate average borrowings, including accrued interest, were $57,193,963, $52,028,899, and $45,821,927, at April 30, 1996, 1995, and 1994, respectively.
Rates on outstanding debt securities during the three fiscal years ended April 30, 1996 correspond to interest rates in general over the period. The increases in debt outstanding during the fiscal years ended April 30, 1996, resulted from increased sales of debt securities, and were used to fund equipment purchases for new aggregate lease receivables entered during that period. The increase in total debt during the fiscal years ended April 30, 1996 and 1995 resulted in excess cash balances on hand at the end of the fiscal year. Since excess funds are invested at lower rates than the interest paid on these funds, the Company incurs additional expense on excess funds. See "Consolidated Statements of Cash Flows and "Capital Resources and Liquidity." Increased borrowings during the fiscal years ended April 30, 1996, 1995 and 1994 also were used to fund current operations and debt redemptions. Beginning May 1, 1994, excess funds have been maintained in highly liquid U.S. government securities of three months or less, which yield higher rates than comparable term bank investments but less than the Company's cost of funds.

    OTHER EXPENSES

    Lease origination expenses increased by $111,276 or 10.4%, after having decreased by $65,812 or 5.8% during the fiscal years ended April 30, 1996 and 1995, respectively. The increase during the fiscal year ended April 30, 1996 resulted primarily from a $90,184 increase in postage costs from increased mailings relating to the Company's marketing efforts. The Company, utilizing its printing and graphic arts facilities, produces brochures for the manufacturers to mail to their dealer distribution network. These costs are expensed as current period charges in conjunction with the Company's lease origination efforts. This program met with limited success through 1993, as a number of manufacturers either overlooked the distribution of these materials or lacked the technology and machinery necessary to mail the brochures in bulk. During the months of February and March, 1993, over 75 manufacturers representing less than 10 different industries were participating in this program. In an effort to minimize the costs associated with the program, those manufacturers with whom little, if any, new business was being generated were dropped from the mailing list. By the end of the fiscal year ended April 30, 1993, the Company had scaled back its efforts to less than 10 manufacturers.
In an effort to increase new lease volume during fiscal year ended April 30, 1994, the Company utilized telemarketing by its account executives to contact equipment manufacturers solely for the purpose of having the manufacturer cooperate with the Company in contacting their dealers directly to acquaint them with using leasing as a sales tool. The Company believed that repetitive contacts with an increasing number of equipment dealers, generated either through the use of direct mail or these cooperative efforts, would lead to further increase in new lease volume. See "Business - Marketing." See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses" for a further discussion of the Company's lease origination efforts during the fiscal year ended April 30, 1996.

    Lease origination expenses, including capitalized commissions, totaled 12.3%, 11.0%, and 11.5% of new lease receivables entered during the fiscal years ended April 30, 1996, 1995, and 1994, respectively. During the fiscal years ended April 30, 1996, 1995 and 1994, commissions paid of $56,921, $52,049, and $40,222, respectively, were capitalized as part of the equipment cost. In accordance with SFAS 91, indirect expenses relating to lease applications not booked are chargeable in the year incurred and are not capitalized. See "BUSINESS-Marketing."

    General and administrative expenses increased $138,223 or 6.8% during the fiscal year ended April 30, 1996, after having increased $652 or .03% during the fiscal year ended April 30, 1995. Additional supervisory personnel, routine salary increases, and increased legal costs associated with collecting delinquent lease receivables accounted for the majority of the increase during the fiscal year ended April 30, 1996. The Company expects general and administrative expenses to remain relatively constant during fiscal 1997, due to the relatively fixed nature of these costs. The Company considers the costs associated with receivable collections, which accounted for approximately 30% of general and administrative expenses during fiscal 1996 and 1995, to be principally fixed as they already include occupancy costs sufficient for increased personnel, management and supervisory personnel already hired, and computerized collection and billing procedures already in place. The collections associated with increased volume will require only additional clerical staff at an immaterial incremental cost. These collection costs associated with legal filing procedures may increase due to court costs and associated fees.

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

    Total provisions for doubtful lease receivables for the fiscal years ended April 30, 1996, 1995, and 1994 were $1,055,997, $1,635,963, and $792,879, respectively. See Note 1 to the Consolidated Financial Statements. The increased provisions for the fiscal year ended April 30, 1995 resulted from additional write-offs of delinquent past due receivables in conjunction with an intensive review of all delinquent accounts in comparing the costs of further legal pursuit of the Company's remedies in collection where the anticipated results were unwarranted in light of any recoveries expected. This was an extraordinary write-off of older balances as may be evidenced by the 35.5% decrease in the provisions during the fiscal year ended April 30, 1996. Also, as of April 30, 1996, 1995 and 1994, the ratio of the Allowance for Doubtful Lease Receivables to Aggregate Future Lease Receivables was 8.3%, 7.5%, and 9.0%, respectively. During these periods, the ratio of the Allowance for Doubtful Lease Receivables expressed as a percentage of delinquent receivables 90 days or more past due was 26.3%, 26.2% and 28.6%, respectively. The Company attributes the decreased percentages in fiscal 1996 and 1995 in comparison to fiscal 1995 to its write-offs of older accounts which resulted in improving the likelihood of collecting the remaining delinquent lease receivables in comparison to those previously written-off. Charge-offs of delinquent lease receivables expressed as a percentage of average net lease receivables were 5.05%, 10.61% and 4.20% during the fiscal years ended April 30, 1996, 1995 and 1994, respectively. Management expects the percentage of charge-offs from delinquent lease receivables during fiscal 1996 to continue to decline during fiscal 1997. See "BUSINESS - Analysis of Delinquencies" and "Analysis of Bad Debt Write-Offs."

FURTHER REFINEMENTS IN MARKETING STRATEGY AND EFFORTS TO REDUCE OPERATING
LOSSES

    Management initiated certain measures to refine its marketing strategy during the fiscal year ended April 30, 1996 that it believes may result in an increase in the levels of new leases to be generated in the future. The Company must increase the level of new leases and control its costs of lease origination and administration in order to reduce its operating losses.

    Management initiated certain changes beginning in September, 1994 to enhance its previous direct mail marketing program. The Company began to purchase and/or internally obtain from equipment manufacturers nationwide lists of commercial equipment vendors in industries such as office machinery, light industrial equipment, data processing and peripheral equipment, along with food service and preparation equipment, among others. By October 31, 1994, the Company had obtained in excess of 50,000 names and information of additional potential equipment vendors, manufacturers, and other distributors which were added to its computer database. The Company had eliminated the costs associated with indirect mail solicitation in favor of utilizing its in-house account executives who were responsible to contact vendors in target groups of equipment sellers, and to solicit interest in their using the Company's leasing services as a sales tool. Once a vendor expressed interest in receiving further information, the Company's marketing materials were forwarded to the equipment vendor. The account executives were expected to maintain further contact with the equipment sellers to implement the relationships of the equipment sellers with the Company, and the Company utilized direct mail solely to send bi-weekly reminders to interested vendors to use the Company's services.

    As noted above, the level of new lease volume during the fiscal year ended April 30, 1995 increased only slightly from the prior year as a result of these efforts. Management realized that repetitive telephone solicitation to remind equipment vendors of the availability of the Company's services were dependent on the timing of availability of new lease applications from equipment vendors. Once an equipment vendor had been placed on the Company's database for bi-weekly follow-up by mail, management determined that further telephone contact was useless until such time as the need for the Company's services arose from the equipment vendor. Management did note, however, that in situations where the equipment manufacturer encouraged its vendors to utilize the Company's leasing services to assist in closing equipment sales, the vendors were more receptive to utilizing the Company's services.

    In this regard, beginning January, 1995, the Company began to target equipment manufacturers having a broad sales distribution network (primarily those with at least $5 million in annual sales and at least one hundred equipment distributors and vendors) to offer them a "private label lease program" customized for their distributors' needs. Manufacturers are given the option of utilizing a personalized, i.e. "private label", to separately identify themselves and the Company to their vendors. For example, a relationship between TEC America, Inc., a manufacturer of cash registers and point-of-sale equipment and the Company have created "TEC America Leasing" as a fictitious name on behalf of the Company. This private label lease program was intended to encourage TEC America Inc.'s dealers, branches and distributors to utilize the Company's leasing services to implement their sales potential with the ultimate users of TEC America Inc.'s equipment. As of July 5, 1995, the Company had entered into agreements with 23 equipment manufacturers, of which 13 have adopted the "private label lease" facilities to their benefit.

    During the fiscal year ended April 30, 1996, the Company focused on increasing the number of manufacturers to develop mutual relationships in promoting leasing as a tool to increase sales of equipment manufactured by these cooperative companies. Although the Company to attempted to hire additional in-house personnel to handle the solicitation efforts in locating and nurturing relationships with equipment manufacturers, management determined that personal face-to-face contact with senior level management of equipment manufacturers was necessary to initiate an ongoing relationship. During the end of the fourth quarter of the fiscal year ended April 30, 1996, the Company began to advertise nationally for individuals in major metropolitan areas to represent the Company locally promoting this program on a face-to-face basis with manufacturer prospects developed through the Company. As of July 1, 1996 two individuals in the New York City Metropolitan area and one in Atlanta agreed to represent the Company. They will be compensated on a fee basis for each additional manufacturer added to the cooperative program. Additional representatives in other areas will be added during the next fiscal year in an effort to expedite the addition of more manufacturers into this program.

    As of July 1, 1996, 75 manufacturers entered into co-operative manufacturer agreements with the Company, of which 51 have adopted the private label lease program. The Company is unable to quantify with any certainty the specific results of new leases generated from direct mail or telephone contact, but maintains records reflecting the amount of new leases generated from its cooperative efforts with equipment manufacturers. While for the fiscal year ended April 30, 1995, the results of these efforts were negligible, during the 12 months ended April 30, 1996, 213 leases aggregating $1,479,131 or 15% of total new leases were generated directly from cooperative manufacturers and those adopting the private label lease program. As there is a delay between the time that a manufacturer agrees to the Company's efforts and when new leases begin to be generated of at least six months in order to initiate the program throughout each manufacturer's distribution network, monthly lease volume is expected to increase during fiscal year 1997. While the average new lease receivables entered monthly were approximately $835,000 per month during the fiscal year ended April 30, 1996, new lease volume during the month of May, 1996 was approximately $1,125,000. During May, 1996, 24 leases aggregating $169,056 or 15% of total new lease were generated directly from cooperative manufacturers and those adopting the private label lease program. Most manufacturers have minimum sales of $5,000,000 annually, and range as high as $1 billion or more. The Company expects to continue these specific marketing efforts to increase the number of manufacturers who will utilize these services through the efforts of its in-house personnel and through representatives located throughout the United States who will represent the Company on a fee basis for purposes of engaging new manufacturers. In this way, the Company accepts responsibility for the origination, servicing, and funding for lease transactions from each manufacturer for new leases from the manufacturers' distributors using the Company's forms and documentation customized with the equipment manufacturers' name. The Company uses its in-house printing and direct mail facilities to produce flyers and brochures to be distributed throughout each manufacturers' sales distribution network illustrating the benefits of leasing, to facilitate sales of the manufacturers' equipment.

    The Company estimates that the time delay between the first solicitation of a manufacturer's sales distribution network and the receipt of new lease applications can range from three to six months as the solicitation process to newly engaged manufacturers is initiated. Although the lack of significant new lease growth during the fiscal year ended April 30, 1996 can be attributed in part to this delay, the Company is encouraged by the initial positive reaction received from the equipment manufacturers, and intends to further emphasize this program during the fiscal year ended April 30, 1997 as a means towards increasing new lease volume. As noted in "BUSINESS-Marketing", the average new lease receivable entered during the three fiscal years ended April 30, 1996 increased from $4,536 to $5,333, representing an increase of approximately 18% over the period. This growth in the average size of new leases is directly attributable to the size of new leases being generated from the efforts of co-operative equipment manufacturers, some of which sell equipment retailing in excess of $25,000 to larger companies. Management expects the size of its average new lease receivables to increase during the fiscal year ending April 30, 1997 as a result of the size and types of equipment sold by the manufacturers that have entered into agreements with the Company to solicit their sales distribution network.

    CAPITAL RESOURCES AND LIQUIDITY

    The Company has financed its new business during the past three fiscal years primarily from the proceeds of its senior borrowings, rental collections from outstanding lease receivables, and the proceeds from sale of ELCOA's debt securities.

    The Certificates issued by ELCOA, the Company's wholly-owned subsidiary, funded approximately 100% of new purchases of equipment for lease with an additional portion invested in U.S. Government securities during the fiscal year ended April 30, 1996. The registration and offering of additional senior debt obligations by the Company will fund the remainder. See "BUSINESS - Methods of Financing." During the three fiscal years ended April 30, 1996, 1995 and 1994, new Certificates of ELCOA in the approximate amounts of

$7,800,000, $6,100,000, and $5,600,000, respectively, funded new equipment purchases for the Company. The Company has not experienced any difficulty in financing the purchase of equipment that it leases at current levels.

    The Company's existing lease contracts as of April 30, 1996, schedule the receipt of approximately $9,371,000 during the twelve months ending April 30, 1997 of which approximately $3,989,000 are scheduled receipts from accounts which are two or more months past due. At April 30, 1996 aggregate future amounts receivable under lease contracts were $18,423,816 of which approximately $3,859,000 are future amounts receivable from accounts which were 12 or more months past due on a strict contractual basis (of which approximately $3,510,000 relate to ELCOA's leases.)

    Accounts payable and accrued expenses at April 30, 1996, excluding accrued interest on debt, totaled $1,062,724 of which accounts payable of $802,956 included therein represent the Company's obligation for commitments for purchase of equipment for lease which has not yet been delivered.

    As of April 30, 1996 the Company and ELCOA also had unhypothecated leases which could be hypothecated, on a discounted basis, to obtain funds of approximately $8,820,000, cash of approximately $1,109,000, and an investment in short term U.S. government securities (net) of approximately $8,099,000. Available cash is intended to fund increases in new equipment to be purchased for lease, of which there are no assurances. To the extent that the Company retains excess cash in liquid investments such as bank money market accounts or short-term U.S. government securities, its interest expense associated with the funds will exceed any investment income, thereby increasing the cost of maintaining such funds prior to investment in new lease receivables. The Company's ability to invest excess funds is dependent upon its success with its lease marketing efforts. See "Business - Marketing" and "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses." Hypothecation is the use of lease contract receivables, on a discounted basis, as collateral for the borrowing of funds from third parties, based on the eligible net lease receivables (excluding delinquent lease receivables) for the remaining lease term, which are pledged as collateral. To date, unhypothecated lease contracts have not been pledged as collateral. Should the Company hypothecate leases for the purposes of raising funds, such actions require approval and authorization of the Company's Board of Directors only. The Company also expects ELCOA, its wholly-owned subsidiary, based on historical experience and efforts being undertaken by Welco in its solicitation efforts as underwriter for ELCOA's debt securities, to be able to generate increased funds for the purchase of equipment for lease which the Company will originate and service for lease.
As noted in the Statements of Cash Flows on page 37, sales of Demand and Fixed Rate Certificates have decreased during the fiscal year ended April 30, 1996, as a result of management's efforts to slow down the solicitation of certificate sales. In the event that future redemptions of Certificates exceed future sales of the Certificates to be offered, ELCOA may utilize its excess cash to repay such borrowings. ELCOA believes that it has sufficient cash resources to meet its normal operating requirements during the fiscal year ending April 30, 1997. ELCOA registered for sale a new offering of $50,000,000 of debt securities on June 10, 1996. ELCOA's debt securities range in terms from demand to 120 months. ELCOA has sold similar securities since 1986.
Welco Securities, Inc. ("Welco") utilizes public advertising in soliciting for prospective purchasers for these debt securities. Welco also has entered into selected dealer agreements with other NASD firms who have sold ELCOA's securities to their customers. See "BUSINESS - Methods of Financing."

    Senior and subordinated borrowings issued by the Company aggregating $23,441,726, as well as Demand, Fixed Rate, and Money Market Thrift Certificates issued by ELCOA aggregating $17,971,133 are due during the twelve months ending April 30, 1997. See Notes 3, 4, and 5 to the Consolidated Financial Statements. These certificates may be renewed at the option of the holder into new indebtedness at the maturity of the original certificate. Accrued interest included therein in the amount of $6,309,733 is due on demand. The Company anticipates that based on historical experience a significant portion of the senior and subordinated debt and Demand, Fixed Rate and Money Market Thrift Certificates previously issued by ELCOA coming due should be renewed or "rolled over" into senior debt or ELCOA Certificates by the security holders, although there are no assurances in this regard. Should debt due in fiscal 1997 not be rolled over into new indebtedness by the holder, repayment will be made to the holder from available cash on hand, liquidation of receivables in the ordinary course of business, possible hypothecation of leases, and from proceeds of sale of Certificates. Due to the continuous nature of the offering of Certificates, outstanding securities mature daily rather than a large percentage maturing on any given day. Outstanding lease contracts are payable on a monthly basis at varying terms. As such, the Company is unable to estimate with any certainty the relationship between the available sources of funds to be allocated specifically for redemption of maturing securities, especially in light of prescribed limitations on redemptions. During the fiscal years ended April 30, 1996 and 1995, approximately 78% and 86%, respectively, of all previously issued Senior Thrift Certificate issued by the Company coming due were renewed and "rolled over" into new indebtedness, and approximately 54% and 50% of ELCOA's Demand, Fixed Rate, and Money Market Thrift Certificates matured and were reinvested during these respective periods.

    As noted in the Consolidated Statements of Cash Flows appearing on pages 36 and 37, the proceeds from sales of debt securities by the Company and ELCOA decreased slightly by 2% during fiscal 1996 from fiscal 1995, while redemptions of debt securities remained constant. Management attributes the 33% increase in redemptions during fiscal 1995 from fiscal 1994 to be based in part on the attractiveness of returns in the equity markets during fiscal 1995, along with mutual funds, in comparison to the returns offered through fixed income securities, including these debt securities. So long as the benefits from investing in the equity markets either directly or through mutual funds continues, management believes that redemptions may continue at the levels of fiscal 1996 and 1995.

    The number of accounts, at April 30, 1996, holding senior and subordinated certificates of the Company was 2,744. Of these, 96 accounts held certificates aggregating $50,000 or more. For purposes of these calculations, all accounts for each separate holder have been aggregated as a single account holder. The three largest senior and subordinated certificate holders held aggregate principal amounts of $613,875, $589,940 and $350,000 as of April 30, 1996. As
of April 30, 1996, there were 3,932 accounts holding Demand, Fixed Rate and Money Market Thrift Certificates, of which 81 held accounts aggregating $50,000 or more. The three largest holders of Demand, Fixed Rate and Money Market Thrift Certificates held aggregate principal amounts of $500,000, $284,914 and $278,337 at April 30, 1996. The Company does not believe that this results in an undue concentration of debt being held by relatively few individuals. In the event of ELCOA's liquidation, holders of Demand, Fixed Rate and Money Market Thrift Certificates would be senior in priority to claims against ELCOA's assets. Therefore, they would effectively be senior to the Certificates. There are no other debt securities issued by the Company which are senior to the Certificates.

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

    Although the Company has reported losses since 1980 for financial statement purposes, it has supported operations through rentals received from its lessees and the sale of debt securities. However, in view of its high degree of leverage and history of losses, future losses could jeopardize its leasing operations and the ability to service its debt. The Company believes that increases in new lease receivables without any appreciable increase in lease origination or general and administrative expenses will reduce the level of its operating losses in the future. Due to the current shareholders' deficit, if the Company were to liquidate in the near future, holders of the subordinated thrift certificates, and outstanding preferred and common stock would lose all of their investment.

    Excess funds have historically been invested in low yielding but highly liquid investments. These funds have been held solely for the purpose of awaiting investment in new lease receivables. During the fiscal year ended April 30, 1996, the average interest rate earned by the Company on these funds was approximately 5.3%, while the average interest rate paid on outstanding certificates attributable to the funds was 9.3%, resulting in a negative spread of 4.0%. There are no assurances of either future increases or decreases in interest rates. Management has placed a high priority of increasing the purchase of equipment for lease in order to reduce the available amount of cash on hand. During the fiscal year ended April 30, 1996, the average rate of return on the Company's investment in its lease receivables was approximately 21%.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index To Financial Statements

                                                                       Page
                                                                       ----
         (a)  Independent Auditor's Report                             31

         (b)  Consolidated Balance Sheets at April 30,
              1996 and 1995.                                            32-33

         (c)  Consolidated Statements of Operations for
              the years ended April 30, 1996, 1995 and 1994.            34

         (d)  Consolidated Statement of Changes in
              Shareholders' Deficit for the years
              ended April 30, 1996, 1995 and 1994.                      35

         (e)  Consolidated Statements of Cash Flows
              for the years ended April 30, 1996, 1995,
              and 1994.                                                 36-37

         (f)  Notes to Consolidated Financial Statements.               38

See Item 14 on Page 52 for Financial Statement Schedules

                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Board of Directors of Walnut Equipment Leasing Co., Inc.


We have audited the accompanying consolidated balance sheets of Walnut Equipment Leasing Co., Inc. (a wholly-owned subsidiary of Walnut Associates, Inc.) and subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for each of the three years in the period ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Walnut Equipment Leasing Co., Inc. and subsidiaries as of April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles.

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


/s/  Cogen Sklar LLP
COGEN SKLAR LLP


Bala Cynwyd, Pennsylvania
July 1, 1996

                       WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS


                                                                            April 30,
                                                                        1996          1995
                                                                 -----------   -----------
ASSETS

Direct finance leases:
    Aggregate future amounts receivable under lease contracts    $18,423,816   $18,829,268
    Estimated residual value of equipment                          1,704,915     1,976,244
    Less:
      Unearned income under lease contracts                       (3,355,800)   (3,436,458)
      Advance payments                                            (  568,715)   (  579,965)
                                                                  ----------    ----------

                                                                  16,204,216    16,789,089
      Allowance for doubtful lease receivables                    (1,529,143)   (1,413,389)
                                                                  ----------    ----------

                                                                  14,675,073    15,375,700

Operating leases:
    Equipment at cost, less accumulated depreciation of
     $14,413 and $6,680, respectively                                 19,420        23,316
    Accounts receivable                                                1,112           ---
Cash and cash equivalents                                          9,207,905     8,957,949
Other assets (includes $618,293 and $637,479, respectively,
 paid to or receivable from related parties)                       1,132,587     1,086,402
                                                                 -----------   -----------

    Total assets                                                 $25,036,097   $25,443,367
                                                                 ===========   ===========















                                  See accompanying notes

                     WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS - (continued)

                                                                            April 30,
                                                                        1996           1995
                                                                 -----------   ------------
LIABILITIES

Amounts payable to equipment suppliers                           $   802,956    $   477,296
Other accounts payable and accrued expenses                          268,169        260,762
Demand, Fixed Rate and Money Market Thrift Certificates
 (includes $183,805, and $174,907,
 respectively, held by related parties)                           26,407,959     24,521,875
Senior Thrift Certificates (includes $812,773 and
 $749,961, respectively, held by related parties)                 21,394,687     18,783,578
Subordinated Thrift Certificates (includes $397,136 and
 $400,243, respectively, held by related parties)                  5,523,118      6,025,366
Accrued interest                                                   6,309,733      5,411,748
Subordinated debentures (includes $4,000 and $4,000,
 respectively, held by related parties)                                4,000          5,858
                                                                  ----------     ----------

                                                                  60,710,622     55,486,483
                                                                  ----------     ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT

Prime Rate Cumulative Preferred Shares, $1 par value,
 $100 per share liquidation preference, 50,000 shares
 authorized, 281 shares issued and outstanding
 (liquidation preference $28,100)                                        281            281
Adjustable Rate Cumulative Preferred Shares, $1 par value,
 $1000 per share liquidation preference.  1,000 shares
 authorized, 275 shares issued and outstanding
 (liquidation preference $275,000)                                       275            275
Common stock, $1.00 par value, 1,000 shares authorized,
 issued and outstanding                                              101,500        101,500
Accumulated Deficit                                              (35,776,581)   (30,145,172)
                                                                 -----------    -----------

                                                                 (35,674,525)   (30,043,116)
                                                                 -----------    -----------

    Total liabilities and shareholders' deficit                  $25,036,097    $25,443,367
                                                                 ===========    ===========


                                           See accompanying notes

                                                     33

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the Years Ended April 30,

                                                1996           1995           1994
                                          ----------     ----------     ----------
Revenue:
   Income earned under
    direct finance lease
    contracts                             $3,609,620     $3,965,846     $3,947,213
   Operating lease rentals                    10,211         13,300         13,124
                                          ----------     ----------     ----------
                                           3,619,831      3,979,146      3,960,337
                                          ----------     ----------     ----------
Costs and expenses:
    Interest expense, net of
     interest income of $484,713,
     $380,377 and $170,963, respectively   4,844,532      4,313,253      4,094,189
    Lease origination
     expenses                              1,179,238      1,067,962      1,133,774
    General and
     administrative expenses
     (includes $905,451, $800,864
     and $802,323, respectively,
     paid to related parties)              2,157,252      2,019,029      2,018,377
    Provision for doubtful
     lease receivables                     1,055,997      1,635,963        792,879
    Depreciation on operating
     lease equipment                          14,221          7,105          3,293
                                          ----------     ----------     ----------

                                           9,251,240      9,043,312      8,042,512
 Loss from operations                     ----------     ----------     ----------
     before provision for federal and
     state income taxes                   (5,631,409)    (5,064,166)    (4,082,175)

Provision for federal and state
     income taxes                                ---            ---            ---
                                         -----------    -----------    -----------
Net Loss                                 $(5,631,409)   $(5,064,166)   $(4,082,175)
                                         ===========    ===========    ===========







                                 See accompanying notes

                                               WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                                For the Years Ended April 30, 1996, 1995 and 1994

                                    Prime Rate       Adjustable Rate                                         Total
                                    Cumulative          Cumulative        Common        Accumulated       Shareholders'
                                 Preferred Shares    Preferred Shares     Stock           Deficit           Deficit
                                 ----------------    ----------------    --------      ------------      -------------
                                Shares               Shares
                                Issued     Amount    Issued    Amount
                                ------     ------    ------    ------
Balance, April 30, 1993            281     $  281       275    $  275    $101,500      $(20,998,831)     $(20,896,775)

Net loss for the year ended
 April 30, 1994                    ---        ---       ---       ---         ---        (4,082,175)       (4,082,175)

                                 -----     ------     -----    ------    --------      ------------      ------------
Balance, April 30, 1994            281        281       275       275     101,500       (25,081,006)      (24,978,950)

Net loss for the year ended
 April 30, 1995                    ---        ---       ---       ---         ---        (5,064,166)       (5,064,166)
                                 -----     ------     -----    ------    --------      ------------      ------------
Balance, April 30, 1995            281        281       275       275     101,500       (30,145,172)      (30,043,116)

Net loss for the year ended
 April 30 1996                     ---        ---       ---       ---         ---        (5,631,409)       (5,631,409)
                                 -----    -------     -----    ------    --------      ------------      ------------
Balance, April 30, 1996            281    $   281       275    $  275    $101,500      $(35,776,581)     $(35,674,525)
                                 =====    =======     =====    ======    ========      =============     =============





                                                        See accompanying notes

                 WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            For the Years Ended April 30,

                                         1996              1995              1994
                                  -----------       -----------      ------------
OPERATING ACTIVITIES

Net Loss                          $(5,631,409)      $(5,064,166)     $(4,082,175)
Adjustments to reconcile
   net loss to net cash
   used in operating activities:
   Depreciation                        14,221             7,105            3,293
   Amortization of deferred debt
      registration expenses           126,533           121,402          120,187
   Provision for doubtful
      lease receivables             1,055,997         1,635,963          792,879
Effects of changes
   in other operating items:
   Accrued interest                   897,985           608,304          742,864
   Amounts payable to
      equipment suppliers             325,660          (224,212)         225,129
   Other (net), principally
      increase in other assets       (152,503)         (330,663)        (130,041)
Net cash used in                  -----------        ----------      -----------
   operating activities            (3,363,516)       (3,246,267)      (2,327,864)
                                  -----------        ----------      -----------


INVESTING ACTIVITIES

Excess of cash received over
   lease income recorded            6,949,129         7,374,851        6,958,716
Increase (decrease) in
   advance payments                   (11,250)          (31,922)          14,282
Purchase of equipment
   for  lease                      (7,317,494)       (7,567,613)      (7,548,795)
Net cash used in investing        -----------        ----------      -----------
   activities                     $  (379,615)      $  (224,684)     $  (575,797)
                                  -----------       -----------      -----------







                                  See accompanying notes


                 WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)


                                            For the Years Ended April 30,

                                         1996              1995              1994
                                  -----------       -----------      ------------
FINANCING ACTIVITIES
Proceeds from issuance of:
   Demand and Fixed Rate
      Certificates                 $9,620,233       $10,983,417       $9,267,808
   Senior Thrift Certificates       6,522,341         5,488,212        5,827,132
Redemption of:
   Subordinated Debentures             (1,858)              ---           (1,860)
   Demand, Fixed Rate and
      Money Market Thrift
      Certificates                 (7,734,149)       (8,272,533)      (5,498,321)
   Senior Thrift Certificates      (3,911,232)       (3,355,304)      (3,262,311)
   Subordinated Thrift
      Certificates                   (502,248)          (13,043)        (100,421)
                                  -----------       -----------      -----------
Net cash provided by
   financing activities             3,993,087         4,830,749        6,232,027
                                  -----------        ----------      -----------
Increase in Cash
   and Cash Equivalents               249,956         1,359,798        3,328,366
Cash and Cash Equivalents,
   Beginning of Year                8,957,949         7,598,151        4,269,785
                                  -----------        ----------      -----------
Cash and Cash Equivalents,
   End of Year                     $9,207,905        $8,957,949       $7,598,151
                                  ===========        ==========      ===========














                                See accompanying notes

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    NATURE OF OPERATIONS

    The Company conducts business in one industry segment, acquiring commercial equipment for lease throughout the United States.

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

    During the years ended April 30, 1996, 1995 and 1994, the Company incurred losses of $5,631,409, $5,064,166, and $4,082,175, respectively, had negative cash flows from operations during those years, and reported accumulated deficits of $35,776,581 and $30,145,172 at April 30, 1996 and 1995,
respectively. The Company's current results of operations, financial position and the uncertainties which exist as to future levels of new business, interest rates and potential redemptions of senior and subordinated borrowings currently outstanding, and its ability to sell additional debt securities as may be required, may result in the Company's inability to continue operating in the normal course of business. Continuation of the Company's operations in their present form is dependent upon the achievement of sustained profitable operations, through increased new business generated by the Company, continued ability to service debts as they mature, and the ability to generate sufficient cash resources to support future operations. If the Company continues to incur losses, or is unable to obtain additional funds, it may be unable to continue servicing its debts.

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

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

    INCOME TAXES:

    The Company computes and records income taxes currently payable based upon the determination of taxable income using the "operating method" for all leases, which is different from the method used in the determination of pretax income for financial statement purposes (as described above). Under the "operating method" the Company reports as income the amount of rentals received or accrued and deducts the amount of depreciation (principally under the Alternative Depreciation System) of the equipment over its estimated useful life. Other expenses are recognized utilizing the accrual method of accounting.

    The Company utilizes an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

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

    The net deferred tax asset as of April 30, 1996 and 1995 includes deferred tax assets (liabilities) attributable to the following temporary deductible (taxable) differences:

                                                              1996        1995
                                                       ----------   ----------
    Operating lease method vs. direct finance method   $2,889,500   $3,000,800
    Provision for doubtful lease receivables              596,600      473,200
    Operating loss carryforward                         9,173,000    7,202,000
    Other                                                 (32,600)     (35,000)
                                                       ----------   ----------
    Net deferred tax asset                             12,626,500   10,641,000
    Valuation allowance                               (12,626,500) (10,641,000)
                                                       ----------   ----------
    Net deferred tax asset after valuation allowance   $      ---   $      ---
                                                       ==========   ==========

    A valuation allowance was considered necessary since it is more likely than not that the Company will not realize the tax benefits of the deductible differences and operating loss carryforward. As of April 30, 1996 the net operating loss carryover amounted to approximately $26,979,000 expiring through 2011 and the investment tax credit carryover amounted to approximately $1,075,000 expiring through 2001.

    Both the Company and ELCOA will be included in a consolidated federal income tax return. If the consolidated group incurs a federal income tax liability, each company's share will be based upon the tax allocation policy of the consolidated group. However, the Company and ELCOA will not file a consolidated income tax return for state income tax purposes. Each company will be subject to state income taxation on each Company's separate income as computed for state tax purposes. During the fiscal years ended April 30, 1996, 1995, and 1994, ELCOA recognized provisions for state income taxes in the amount of $0, $360, and $0, respectively, on its separate income. No provision for federal income taxes was necessary.

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (continued)

    LATE CHARGES:

    Terms of the Company's lease contracts include provisions for assessing a monthly late charge on any past due amounts. Revenues from late charges collected were approximately $411,000, $418,000, and $372,000 during the fiscal years ended April 30, 1996, 1995 and 1994, respectively.

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

    OTHER ASSETS

    Included in other assets at April 30, 1996 and 1995, are deferred expenses totaling $311,324 and $308,159 net of accumulated amortization, respectively, representing costs directly related to the Company's registration and sale of Senior Thrift Certificates. Also included in other assets at April 30, 1996 and 1995 are deferred expenses totaling $452,495 and $423,223, respectively, net of accumulated amortization, representing costs related to ELCOA's registration and sale of Demand and Fixed Rate Certificates. Such expenses are being amortized on a straight-line basis over the estimated average lives of the debt issued under the registration statements. Amortization of the Company's deferred expenses charged to income for the years ended April 30, 1996, 1995 and 1994 amounted to approximately $126,500, $121,400, and $120,200, respectively.

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (continued)

    CASH FLOW STATEMENTS

    The Company considers cash invested in short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. At April 30, 1996 and 1995 cash equivalents, consisting of U.S. Government Securities amounted to $8,098,999 and $6,349,693, respectively. The Company had no cash equivalents at April 30, 1994. Interest paid for the fiscal years ended April 30, 1996, 1995 and 1994 was $4,431,260, $4,085,326,
$3,522,288, respectively. Income taxes paid were $0, $0, and $411, respectively.

    CONCENTRATION OF CREDIT RISK

    The concentration of credit risk is limited since the Company's small-ticket lease portfolio varies widely as to diversity of equipment types, lessees, and geographic location.

    2.  AGGREGATE FUTURE AMOUNTS RECEIVABLE UNDER LEASE CONTRACTS:

    Receivables under financing lease contracts at April 30, 1996 are due as follows:

              Year Ending April 30,           Amount
              ---------------------      -----------
              1997                       $ 9,359,537
              1998                         5,370,900
              1999                         2,614,370
              2000                           778,285
              2001 and beyond                300,724
                                         -----------
                                         $18,423,816
                                         ===========

    Future rentals due under operating lease contracts are all due within one year and, excluding those rentals reflected in operating lease accounts receivable, total $10,433 and $3,346 at April 30, 1996 and 1995, respectively.

    3.  DEMAND, FIXED RATE AND MONEY MARKET THRIFT CERTIFICATES:

    The Demand, Fixed Rate and Money Market Thrift Certificates outstanding at April 30, 1996 were issued by ELCOA, with outstanding certificates bearing interest at rates ranging from 7.0% to 12.75%. Beginning September 1, 1990, the name of these debt securities was changed from Money Market Thrift Certificates to Demand and Fixed Rate Certificates. In the event of liquidation of ELCOA, holders of these debt securities would be senior in priority in liquidation as respects ELCOA's assets. Holders of ELCOA's debt securities have no right in liquidation as respects the assets of its parent, the Company. All of these certificates rank on parity with each other. There

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    3.  DEMAND, FIXED RATE AND MONEY MARKET THRIFT CERTIFICATES:  (Continued)

are no restrictive covenants relative to this debt, nor is ELCOA restricted from the payment of cash dividends, loans or advances to the Company. The certificates at April 30, 1996 are due as follows:

    Year Ending April 30,                Amount
    ---------------------           -----------
       1997                         $15,203,974
       1998                           3,934,697
       1999                           2,815,391
       2000                           1,759,532
       2001 and beyond                2,694,365
                                    -----------
                                    $26,407,959
                                    ===========

    Included in the amount due in the year ending April 30, 1997 are $1,331,985 of certificates payable on demand. Additionally, accrued interest of $2,767,158 at April 30, 1996 is payable upon demand.

    4.  SENIOR THRIFT CERTIFICATES:

    Outstanding Senior Thrift Certificates bear interest at rates ranging from 7.00% to 13.10% at April 30, 1996, and in the event of liquidation are senior in priority to all outstanding Subordinated Thrift Certificates. Senior Thrift Certificates at April 30, 1996 are due as follows:

    Year Ending April 30,                Amount
    ---------------------           -----------
         1997                       $15,544,525
         1998                         2,483,593
         1999                         1,633,039
         2000                           690,746
         2001 and beyond              1,042,784
                                    -----------
                                    $21,394,687
                                    ===========

    Included in the amount due in the year ending April 30, 1997 are approximately $816,016 in certificates payable on demand. Accrued interest on the Senior Thrift Certificates of $1,703,681 at April 30, 1996 is payable on demand.

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    5.  SUBORDINATED THRIFT CERTIFICATES:

    Outstanding Subordinated Thrift Certificates bear interest at rates ranging from 10.00% to 13.10% at April 30, 1996. All thrift certificates are subordinated to any indebtedness defined by the Trust Indenture as "Senior Debt" which includes Senior Thrift Certificates, borrowings from banks, trust companies and other financial institutions, but excludes subordinated debentures.

Subordinated Thrift Certificates at April 30, 1996 are due as follows:

    Year Ending April 30,               Amount
    ---------------------           ----------
         1997                       $4,354,626
         1998                          472,739
         1999                          363,109
         2000                           88,019
         2001 and beyond               244,625
                                    ----------
                                    $5,523,118
                                    ==========

    Included in the amount due in the year ending April 30, 1997 are approximately $481,176 of certificates payable on demand. Accrued interest on the Subordinated Thrift Certificates of $1,838,895 at April 30, 1996 is payable on demand.

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

    The Adjustable Rate Cumulative Preferred Shares, which have a $1,000 per share liquidation preference, are redeemable at the option of the Company at $1,000 per share, plus accrued dividends. Distributions are cumulative and declared and paid monthly at a rate equal to the prime rate but not less than 12% per annum nor greater than 18% per annum. There were no distributions during the three fiscal years ended April 30, 1996.

    "Prime Rate Cumulative Preferred Shares" have a $100 liquidation preference and are redeemable solely at the option of the Company at $105 per share, plus accrued dividends. Distributions are cumulative and are declared and paid monthly at a rate equal to the prime rate of interest but not less than 10% nor greater than 18% per annum. There were no distributions during the three fiscal years ended April 30, 1996.

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    7.  INCOME TAXES:

    The Company has available for federal income tax purposes net operating loss carryovers aggregating approximately $26,979,000 ($35,656,581 for financial statement purposes) at April 30, 1996. Such loss carryovers may be used to offset future taxable income, if any, until their expiration in varying amounts from 2001 to 2009. The Company also has investment tax credit carryovers of approximately $1,075,000 at April 30, 1996 which are available to reduce federal income tax liabilities, if any. Such carryovers expire, if not previously utilized, in varying amounts from 1996 through 2002.

    8.  INITIAL DIRECT COSTS:

    Initial direct costs consist principally of commissions, processing, and credit approval costs. In accordance with SFAS No. 91, initial direct costs are accounted for as part of the investment in direct financing leases.
Initial direct costs as defined by SFAS No. 91 amounted to $56,921, $52,049 and $40,222, for the fiscal years ended April 30, 1996, 1995 and 1994, respectively, consisting principally of commissions paid to outside lease brokers and salesmen.

    9.  COMMITMENTS AND CONTINGENCIES:

    The Company leases office space and equipment under noncancellable operating lease agreements. Total rental expense charged to operations for the years ended April 30, 1996, 1995 and 1994 was approximately $209,000, $235,200, and $226,700, respectively.

    As of April 30, 1996, the future minimum rental payments under leases are as follows:

         Year Ending April 30,        Amount
         ---------------------     ----------
         1997                      $  212,444
         1998                         207,784
         1999                         214,949
         2000                         222,116
         2001 and beyond              664,154
                                   ----------
                         Total     $1,521,447
                                   ==========

10. TRANSACTIONS WITH RELATED PARTIES:

    The Company is a wholly-owned subsidiary of Walnut Associates, Inc., which is wholly-owned by Mr. William Shapiro, the President of Walnut Equipment Leasing Co., Inc.

    The President received no salary in fiscal years 1996, 1995 and 1994. However, the Company paid management fees of $69,000 during each of the fiscal years ended April 30, 1996, 1995 and 1994, respectively to Walnut Associates, Inc., primarily to reimburse it for the services of the President.

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. TRANSACTIONS WITH RELATED PARTIES:  (Continued)

    Outstanding Adjustable Rate Cumulative Preferred Shares, Prime Rate Cumulative Preferred Shares, Subordinated Debentures, Senior and Subordinated Thrift Certificates and Demand, Fixed Rate and Money Market Thrift Certificates, including accrued interest, held by the President, members of his family or companies in which he is the majority shareholder at April 30, 1996 and 1995 were as follows:

                                                   1996           1995
                                               --------         -------
    Adjustable Rate Cumulative
    Preferred Shares                           $    275         $   275

    Prime Rate Cumulative Preferred Shares          281             281

    Senior Thrift Certificates                  853,640         778,231

    Demand, Fixed Rate and
    Money Market Thrift Certificates            192,264         181,921

    Subordinated Debentures                       4,000           4,000

    Subordinated Thrift Certificates            507,116         506,311

    For the years ended April 30, 1996, 1995 and 1994, the Company paid Welco Securities, Inc., ("Welco") an affiliated registered broker/dealer in securities owned by the President of the Company, $167,138, $135,593, and $136,848 respectively, for commissions paid in connection with the offering and sale of Senior Thrift Certificates. The Company pays Welco a commission from 0.2% to 8.0% of the sale price of all Fixed Term Senior Thrift Certificates, and amortizes this expense over the term of each certificate. ELCOA paid Welco $182,155, $170,642, and $165,581 for commissions incurred in the solicitation of Demand, Fixed Rate and Money Market Thrift Certificates during the fiscal years ended April 30, 1996, 1995 and 1994, respectively. ELCOA pays a commission to Welco of 0.2% to 8.0% of the sale price on all Demand and Fixed Rate Certificates sold, and amortizes this expense over the term of each certificate. During the fiscal year ended April 30, 1996, 1995 and 1994, Welco paid rentals of approximately $21,000, $8,500 and $10,200, respectively, on equipment leased from the Company.

    The Company expensed $407,160, $354,783, and $342,186 in 1996, 1995 and
1994, respectively, to a law firm in which the President is the principal shareholder. These payments primarily represent fees for legal services to associate attorneys, costs and expenditures relating to collections on defaulted leases.

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. TRANSACTIONS WITH RELATED PARTIES:  (Continued)

    During the fiscal years ended April 30, 1996, 1995 and 1994 the Company incurred $75,732, $69,943, and $81,965, respectively, in transfer agent service fees for the issuance and redemption of its Senior and Subordinated Thrift Certificates. These fees were paid monthly to Financial Data, Inc., a subsidiary of Walnut Associates, Inc. The monthly amount charged by Financial Data, Inc. is the sum of $2.00 per certificate holder account maintained, $1.00 per new or rollover certificate issued during the month, or a minimum of $1,000 per month, whichever is greater. Prior to January 1, 1994, the monthly charge per certificate holder was $2.50. During the fiscal years ended April 30, 1996, 1995 and 1994 ELCOA paid $106,589, $99,595 and $105,334, respectively, to Financial Data, Inc. for similar services rendered in connection with its outstanding Demand, Fixed Rate and Money Market Thrift Certificates.

    The Company charges Financial Data, Inc. for the use of the Company's computer facilities, space, telephone, and personnel. The amounts charged to Financial Data, Inc. during the fiscal years ended April 30, 1996, 1995, and 1994 were $105,780, $111,592 and $111,491, respectively. As of April 30, 1996 and 1995, the Company had a receivable of $59,351 and $88,264, respectively from Financial Data, Inc. The ability of Financial Data, Inc. to repay this amount is dependent upon increases in the number of holders of Demand, Fixed Rate, and Senior Thrift Certificates and related charges therefrom.

    On March 6, 1987, the Company entered into a lease agreement with Walnut Associates, Inc. covering approximately 4,300 square feet of warehouse and print shop facilities for a five year term, renewable for an additional five year term, at an annual rental of $3.00 per square foot for the initial term. This lease was renewed for an additional five year term at the same monthly rental through March 31, 1997. During the fiscal years ended April 30, 1996, 1995 and 1994, $12,900 in rents each year were paid by the Company to Walnut Associates, Inc.

11.  SUBSEQUENT EVENT

    The Board of Directors of the Company have authorized the filing of a new registration statement for the Company to register an additional $40,000,000 of Senior Thrift Certificates. The current registration statement will expire August 31, 1996.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    None


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company are:

William Shapiro                    (age 73) President and Director
Kenneth S. Shapiro                 (age 44) Vice President
                                            and Director
Deljean Shapiro                    (age 68) Secretary-Treasurer
                                            and Director
Dr. Thomas Matcovich               (age 67) Director
Philip R. Bagley                   (age 69) Director
Lester D. Shapiro                  (age 35) Director

    Director's terms expire May 1, 1997, or when their successors are duly elected at the next annual meeting of the stockholders. The executive officers' terms expire when their successors are duly appointed by the Board of Directors.

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

Item 11. EXECUTIVE COMPENSATION

    No Officer or Director of the Company received from the Company aggregate direct remuneration during the fiscal year ended April 30, 1996, equal to or in excess of $60,000. The Company has no profit sharing, pension, stock option plans or employment agreement in effect and does not expect to adopt any such plan or agreement in the near future. All executive officers as a group (consisting of two individuals) earned an aggregate of $128,143 in direct or indirect remuneration during the fiscal year ending April 30, 1996 (consisting in part of a $69,000 annual management fee paid to Walnut Associates, Inc., in consideration of the services of Mr. William Shapiro, its sole shareholder). The Company pays directors' fees to outside directors in the amount of $500 per director per meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All of the common stock of the Company presently outstanding is owned by Walnut Associates, Inc. and 100% of the common stock of Walnut Associates, Inc., is beneficially owned by William Shapiro, the President, Director, and Chief Executive Officer of the Company. The principal business address of Walnut Associates, Inc. is Suite 200, One Belmont Avenue, Bala Cynwyd, Pennsylvania 19004. As the sole shareholder, William Shapiro and Walnut Associates, Inc., may be deemed "parents" of the Company as that term is defined under the Securities Act of 1933, as amended. All of the Company's presently outstanding Adjustable Rate Cumulative Preferred Shares are held by Mr. William Shapiro and members of his immediate family, individually or in joint ownership, as well as $281 in legal capital of Prime Rate Cumulative Preferred Shares at April 30, 1996.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There are no employment contracts with any of the Officers or Directors of the Company.

    For the three fiscal years ended April 30, 1996, the Company paid yearly management service fees of $69,000 to Walnut Associates, Inc. (which is 100% owned by William Shapiro). Management service fees have continued since June, 1991 at the rate of $5,750 per month, which approximates the monthly operating costs and expenses of Walnut Associates, Inc. These fees are primarily to reimburse Walnut Associates for the services provided to the Company by Mr. William Shapiro. The management and servicing activities of Walnut Associates, Inc. for which such charges are made also cover broad areas, including management guidance, financing and furnishing of office and computer facilities.

    Financial Data, Inc., an affiliate of the Company, performs transfer agent duties for both the Company and ELCOA and receives monthly fees from both companies for its services, which amounted to $182,321 for the fiscal year ended April 30, 1996. Financial Data, Inc. is obligated to reimburse the Company for the use of its computer facilities, personnel and miscellaneous office expenses, including rent and telephone. Accrued reimbursements totaled $115,223 for the fiscal year ended April 30, 1996. Financial Data, Inc. owed the Company $59,351 at that date.

    Legal services involving collections on defaulted leases were performed for the Company and ELCOA by a law firm in which William Shapiro is a principal. During fiscal year 1996, Mr. Shapiro's firm received $407,160 as reimbursement for legal costs and expenditures incurred on behalf of the Company. Neither William Shapiro nor Kenneth Shapiro are included on the law firm's payroll.

    During fiscal 1996 the Company reimbursed Welco Securities, Inc. ("WELCO") an affiliate owned by Mr. William Shapiro, for out-of-pocket expenses incurred in connection with the offering and sale of Senior Thrift Certificates. Both Companies pay Welco commissions between 0.2% and 8.0% of the sale price of the certificates sold on behalf of the companies. See Footnote 10 to the Consolidated Financial Statements. Both the Company and ELCOA amortize these commissions over the terms of the certificates. During fiscal 1996 and 1995, the Company and ELCOA paid Welco Securities, Inc. $349,293 and $306,235, respectively, for commissions and reimbursements of out-of-pocket expenses. Neither Kenneth Shapiro nor William Shapiro received any remuneration from Welco associated with the sale of these securities. As of April 30, 1996, Welco owed the Company $5,896 for printing and mailing costs paid by the Company on Welco's behalf. During the fiscal year ended April 30, 1996, Welco paid rentals of $20,969 on equipment leased from the Company.

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

    The Company also leases certain warehouse and print shop facilities from Walnut Associates, Inc. Rents paid by the Company to Walnut Associates, Inc. totaled $12,900 for the fiscal year ended April 30, 1996. See also Item 2 to this Form 10-K.

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

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  FINANCIAL STATEMENTS (Included in Item 8 of this Report):

                                                                  Page
                                                                  ----
         (a)  Independent Auditor's Report                        31

         (b)  Consolidated Balance Sheets at April 30,
              1996 and 1995.                                      32-33

         (c)  Consolidated Statements of Operations for
              the years ended April 30, 1996, 1995 and 1994.      34

         (d)  Consolidated Statement of Changes in
              Shareholders' Deficit for the years
              ended April 30, 1996, 1995 and 1994.                35

         (e)  Consolidated Statements of Cash Flows
              for the years ended April 30, 1996, 1995
              and 1994.                                           36-37

         (f)  Notes to Consolidated Financial Statements.         38

    (2)  FINANCIAL STATEMENT SCHEDULE (attached hereto):
         (a)  Report on Schedule.                                 59

         (b)  Schedule VIII - Valuation and Qualifying
              Accounts.                                           60

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

    10.10- Service Purchase Contract dated May 18, 1995 between Walnut and the
           Pennsylvania Office of Liquidations and Rehabilitations regarding servicing of performing lease files. (File No. 2-65101; Filed July 28, 1995).

    10.11- Master Leasing Program Agreement dated as of June 9, 1995 between
           TEC America, Inc. and the Company regarding a "private label leasing" agreement between the parties. (File No 2-65101; Filed July 28, 1995).

    10.12- Sublease agreement dated as of July 7, 1995 between the Company and Walnut Associates, Inc. covering office space located at Suite 200, One Belmont Avenue, Bala Cynwyd, Pennsylvania, covering the period from October 1, 1995 to January 31, 2003. Incorporated by reference to Exhibit 10.12 to Walnut's Registration Statement on Form S-2 (File No. 33-81630; Filed September 12, 1995).

    10.13- Memorandum of Office Building Lease dated as of August 3, 1995 between Walnut Associates, Inc. and WRGSB Associates, covering the premises located at One Belmont Avenue, Bala Cynwyd, PA. Incorporated by reference to Exhibit 10.13 to Walnut's Registration Statement on Form S-2 (File No. 33-81630; Filed September 12, 1995).

    12.1 - See "Consolidated Statements of Operation" in Item 8 to this report.

    22.1 - Subsidiaries of Walnut.

   *27.1 - Financial Data Schedule.

   *99.1 - Listing of Manufacturers Engaged in Co-Op Manufacturing Marketing
           Program (as of July 1, 1996).

   *       Filed with this Form-10K




    (b)  Reports on Form 8-K

         (1) There were no reports filed on Form 8-K during the three months ended April 30, 1996.

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

                    WALNUT EQUIPMENT LEASING CO., INC.


                    By: /s/  William Shapiro
                    ----------------------------------
                        William Shapiro, President

    Date:  July 25, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

        Name                                 Title

/s/  William Shapiro
- -----------------------             President, Chief Executive,
William Shapiro                     Principal Financial and
                                    Accounting Officer; Director
Date: July 25, 1996

/s/  Kenneth S. Shapiro
- -----------------------             Vice-President; Director
Kenneth S. Shapiro

Date: July 25, 1996

/s/  Deljean Shapiro
- -----------------------             Secretary/Treasurer; Director
Deljean Shapiro

Date: July 25, 1996

/s/  Thomas Matcovich
- -----------------------             Director
Dr. Thomas Matcovich

Date: July 25, 1996

/s/  Philip R. Bagley
- -----------------------             Director
Philip R. Bagley

Date: July 25, 1996

/s/  Lester D. Shapiro
- -----------------------             Director
Lester D. Shapiro

Date: July 25, 1996

                             INDEPENDENT AUDITOR'S
                     REPORT ON FINANCIAL STATEMENT SCHEDULE


    In connection with our audits of the consolidated financial statements of Walnut Equipment Leasing Co., Inc. at April 30, 1996 and 1995 and for each of the three years in the period ended April 30, 1996, we have also audited the consolidated financial statement schedule included in this Form 10-K as listed in Item 14(a)(2).

    In our opinion, the consolidated financial statement schedule mentioned above presents fairly the information required to be stated therein.











/s/  Cogen Sklar LLP
COGEN SKLAR LLP


Bala Cynwyd, Pennsylvania


July 1, 1996


                            WALNUT EQUIPMENT LEASING CO., INC.
                    SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

    Column A                Column B        Column C         Column D        Column E
    --------                --------        --------         --------        --------
                                            Additions
                                            ---------
                            Balance at      Charged to                       Balance at
                            Beginning of    Costs and                        End of
Description                 Period          Expenses         Deductions      Period
- ---------------------------------------------------------------------------------------
Allowance for Doubtful
Lease Receivables (A)
- ----------------------

For the Fiscal Year Ended
April 30, 1994              $1,992,677      $  792,879(B)    $  897,098(C)   $1,888,458


For the Fiscal Year Ended
April 30, 1995              $1,888,458      $1,635,963(B)    $2,111,032(C)   $1,413,389


For the Fiscal Year Ended
April 30, 1996              $1,413,389      $1,055,997(B)    $  940,243(C)   $1,529,143


    (A)  Represents estimated losses that will be incurred in the collection of receivables from direct finance leases.  There are no allowances for doubtful operating lease receivables.

    (B)  Provisions for estimated losses calculated on the basis of amounts necessary to provide for anticipated losses on delinquent leases on an impairment basis.

    (C)  Write-offs of bad debts, net of recoveries.


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)


For the fiscal year ended                              Commission file number
APRIL 30, 1996                                         2-65101

                       WALNUT EQUIPMENT LEASING CO., INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                              23-1712443
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

              SUITE 200, ONE BELMONT AVENUE, BALA CYNWYD, PA 19004 (Address of principal executive offices) (Zip Code)




                                    EXHIBIT

                                     VOLUME



                       WALNUT EQUIPMENT LEASING CO., INC.

                                 EXHIBIT INDEX

                                      10-K

Exhibit                                                         Sequential
Number       Description                                        Page Number
- -------      -----------------------------------------------    -----------

27.1         Financial Data Schedule.                                64

99.1         Listing of Manufacturers Engaged in Co-Op
             Manufacturing Marketing Program (As of July 1,
             1996).                                                  65



