Form 10-K405/A
period 1996-04-30
WALNUT EQUIPMENT LEASING CO INC
filed 1996-09-11
CIK 312259

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

                             AMENDMENT NUMBER 1 TO
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

    Under terms of the lease contract, the lessees are prohibited from assigning or subletting the equipment or appurtenant lease to any third party without the express written consent of the Company. The lease provides that the Company, in the event of a default by the lessee, may declare the entire unpaid balance of rentals due and payable immediately and may seize and remove the equipment for subsequent sale, release or other disposition. During the fiscal year ended April 30, 1996, the Company entered into 1,880 direct finance leases which had an average initial term of approximately 34 months, representing aggregate contractual lease receivables of $10,025,786. Of these, a technical event of default in the terms of the lease contract occurred in 530 leases having an aggregate contractual lease receivable of $2,677,080, of which 79 having an aggregate contractual lease receivable of $375,710 (included in the 530 leases) were serious enough to require the Company to declare the entire unpaid balance of rentals due and payable immediately. A technical default occurs when lease payments are more than fifteen days in arrears. This problem, while recurring, is to be expected in the ordinary course of business under the contractual method. See "Marketing" and "Analysis of Delinquencies."

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

    The implications of these higher percentages require the Company to continue its collection efforts diligently to minimize its actual losses from delinquent accounts. The Company notes that because of recent changes in bankruptcy laws and delays in state court systems nationwide, the time necessary to litigate and collect on any judgment has increased during the past five years. Experience over the five years, measured as a percentage of net charge-offs, remained fairly constant. The increase in net charge-offs during the fiscal year ended April 30, 1995 resulted primarily from the exhaustion of legal efforts to collect certain delinquent leases arising prior to May, 1989, for which management believed further attempts to collect to be futile. Other factors such as evolving changes in case and statutory law in some states favoring debtors rights (notably Florida, Texas, Alabama, South Carolina, and California), post-judgment filing costs associated with continuing litigation and pursuit in collections, economic conditions in certain geographical areas, and the age of the delinquent lease receivables being collected also can be attributed to the increase in write-offs during fiscal 1995. As the credit criteria for new leases in those states favoring debtors rights have been enhanced, management believes that the likelihood of collecting the remaining delinquent lease receivables at April 30, 1996 is greater than those previously written-off. Management attributes the slowdown in the economy nationwide as a principal reason for the increase in new delinquencies during fiscal 1994, as well as to lessee dissatisfaction with equipment the Company no longer considers for lease. These include credit card processing machinery, water coolers, and surveillance equipment, which management considered to be overpriced (considered to be a factor in less than 10% of the cases in litigation). See "Marketing". The management of receivables during the past three years in light of relatively weak economic conditions and overextension of small and medium-size businesses continues to pose a demanding challenge upon financial institutions in general. Business failures, bankruptcies, and the trend toward slower payment increased when compared to prior years. The Company's lessees, many of them owners of small and medium-sized businesses, have been particularly affected by the economic malaise during the past three fiscal years. However, because of the diversification of the Company's leases in dollar amount and geographical location, any continued weakening in the economy should have no material impact on the Company's overall cash flow. The collection of delinquent lease balances remains one of the Company's top priorities, resulting in a shifting of staff priorities to the collection and legal functions. As a result of the Company's shift in marketing direction towards more technical equipment being leased to larger companies, and a shift away from smaller, retail businesses, management believes that it can lower its delinquency rates. See "FURTHER REFINEMENTS IN MARKETING STRATEGY AND EFFORTS TO REDUCE OPERATING LOSSES" on page 23.

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

Senior Thrift Certificates of the Company will carry interest rates which are expected to be lower than the outstanding subordinated debt obligations. See "Use of Proceeds." ELCOA's offer and sale of Demand and Fixed Rate Certificates are also expected to provide a substantial source of funds for the purchase of equipment for lease. See Notes 3, 4 and 5 to the Consolidated Financial Statements.

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


/s/  Cogen Sklar LLP
COGEN SKLAR LLP


Bala Cynwyd, Pennsylvania
July 1, 1996

                       WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS


                                                                            April 30,
                                                                        1996          1995
                                                                 -----------   -----------
ASSETS

Direct finance leases:
    Aggregate future amounts receivable under lease contracts    $18,423,816   $18,829,268
    Estimated residual value of equipment                          1,704,915     1,976,244
    Initial direct costs, net                                        474,059       492,535
    Less:
      Unearned income under lease contracts                       (3,829,859)   (3,928,993)
      Advance payments                                            (  568,715)   (  579,965)
                                                                  ----------    ----------

                                                                  16,204,216    16,789,089
      Allowance for doubtful lease receivables                    (1,529,143)   (1,413,389)
                                                                  ----------    ----------

                                                                  14,675,073    15,375,700

Operating leases:
    Equipment at cost, less accumulated depreciation of
     $14,413 and $6,680, respectively                                 19,420        23,316
    Accounts receivable                                                1,112           ---
Cash and cash equivalents                                          9,207,905     8,957,949
Other assets (includes $618,293 and $637,479, respectively,
 paid to or receivable from related parties)                       1,132,587     1,086,402
                                                                 -----------   -----------

    Total assets                                                 $25,036,097   $25,443,367
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

    8.  INITIAL DIRECT COSTS:

    Initial direct costs consist principally of commissions, processing, and credit approval costs. In accordance with SFAS No. 91, a portion of the initial direct costs of the following have been deferred as part of the investment in direct financing leases. These initial direct costs amounted to $309,291, $333,580 and $297,162 for the fiscal years ended April 30, 1996, 1995 and 1994, respectively.

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

    12.1 - See "Consolidated Statements of Operation" in Item 8 to this report.

    22.1 - Subsidiaries of Walnut.

    27.1 - Financial Data Schedule.

    99.1 - Listing of Manufacturers Engaged in Co-Op Manufacturing Marketing Program (as of July 1, 1996).

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

    Date:  September 10, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

        Name                                 Title

/s/  William Shapiro
- -----------------------             President, Chief Executive,
William Shapiro                     Principal Financial and
                                    Accounting Officer; Director
Date: September 10, 1996

/s/  Kenneth S. Shapiro
- -----------------------             Vice-President; Director
Kenneth S. Shapiro

Date: September 10, 1996

/s/  Deljean Shapiro
- -----------------------             Secretary/Treasurer; Director
Deljean Shapiro

Date: September 10, 1996

/s/  Thomas Matcovich
- -----------------------             Director
Dr. Thomas Matcovich

Date: September 10, 1996

/s/  Philip R. Bagley
- -----------------------             Director
Philip R. Bagley

Date: September 10, 1996

/s/  Lester D. Shapiro
- -----------------------             Director
Lester D. Shapiro

Date: September 10, 1996

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
