Form 10-Q
period 1996-07-31
WALNUT EQUIPMENT LEASING CO INC
filed 1996-09-16
CIK 312259

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ---------------

                                  FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended July 31, 1996
                                   -------------
    or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ............... to ....................

    Commission File Number:  33-16599
                             --------

                      WALNUT EQUIPMENT LEASING CO., INC.
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

DELAWARE                                              23-1712443
- -------------------------------                       ----------------------
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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of August 31, 1996: $1.00 par value common stock - 1,000 shares.

                      WALNUT EQUIPMENT LEASING CO., INC.

                                    INDEX


PART I.  FINANCIAL INFORMATION                                  PAGE NUMBER
- ------------------------------                                  -----------
    Item 1. Financial Statements

         Consolidated Balance Sheets; July 31, 1996
         (unaudited) and April 30, 1996                             1-2

         Consolidated Statements of Operations;
         Three months ended July 31, 1996 and
         1995 (unaudited)                                           3

         Consolidated Statement of Changes in
         Shareholders' Deficit; Three months ended
         July 31, 1996 (unaudited)                                  4

         Consolidated Statements of Cash Flows;
         Three months ended July 31, 1996 and
         1995 (unaudited)                                           5-6

         Notes to Consolidated Financial Statements                 7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                              9

PART II.  OTHER INFORMATION
- ---------------------------

    Item 5. Other Information                                      14

    Item 6. Exhibits and Reports on Form 8-K                       14


                   WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS


                                                 July 31, 1996     April 30, 1996
                                                 -------------     --------------
                                                  (unaudited)
ASSETS

Direct finance Leases:
    Aggregate future amounts
      receivable under lease contracts            $ 18,736,272       $ 18,423,816
    Estimated residual value of equipment            1,631,252          1,704,915
    Initial direct costs, net                          480,155            474,059
    Less:
      Unearned income under lease contracts         (3,933,214)      (  3,829,859)
      Advance payments                             (   571,903)      (    568,715)
                                                  ------------       ------------
                                                    16,342,562         16,204,216
      Allowance for doubtful lease receivables      (1,409,495)      (  1,529,143)
                                                  ------------       ------------
                                                    14,933,067         14,675,073
Operating Leases:
    Equipment at cost,
      Less accumulated depreciation of
      $17,968 and $14,413, respectively                 23,759             19,420
    Accounts receivable                                  2,861              1,112

Cash and cash equivalents                            8,474,513          9,207,905
Other assets (Includes $618,293 paid
    to or receivable from related
    parties at April 30, 1996)                       1,185,888          1,132,587
                                                  ------------       ------------

    Total assets                                  $ 24,620,088       $ 25,036,097
                                                  ============       ============













                                  See accompanying notes
                                            1

                 WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS - (Continued)


                                                 July 31, 1996     April 30, 1996
                                                 -------------     --------------
                                                  (unaudited)
LIABILITIES

Amounts payable to equipment suppliers            $    763,871       $    802,956
Other accounts payable and accrued expenses            235,180            268,169
Demand, Fixed Rate and
   Money Market Thrift Certificates
   (Includes $183,805 at April 30, 1996
   payable to related parties)                      26,560,094         26,407,959
Senior Thrift Certificates
   (includes $812,773 at April 30, 1996
   payable to related parties)                      22,125,214         21,394,687
Subordinated Thrift Certificates
   (Includes $397,136 at April 30, 1996
   payable to related parties)                       5,460,388          5,523,118
Accrued interest                                     6,629,392          6,309,733
Subordinated debentures (Includes $4,000 at
   April 30, 1996 payable to related parties)              ---              4,000
                                                  ------------       ------------
                                                    61,774,139         60,710,622
                                                  ------------       ------------

SHAREHOLDERS' DEFICIT

Prime Rate Cumulative Preferred Shares,
   $1 par value, $100 per share liquidation
   preference, 50,000 shares authorized,
   281 shares, issued and outstanding
   (liquidation preference $28,100)                        281                281
Adjustable Rate Cumulative Preferred Shares,
   $1 par value, $1000 per share liquidation
   preference.  1,000 shares authorized, 275
   shares issued and outstanding
   (liquidation preference $275,000)                       275                275
Common stock, $1.00 par value, 1,000 shares
   authorized, issued and outstanding                  101,500            101,500
Accumulated Deficit                                (37,256,107)       (35,776,581)
                                                  ------------       ------------
                                                   (37,154,051)       (35,674,525)
                                                  ------------       ------------
    Total liabilities and shareholders' deficit   $ 24,620,088       $ 25,036,097
                                                  ============       ============



                                See accompanying notes
                                          2

                            WALNUT EQUIPMENT LEASING CO., INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For The Three Months Ended July 31,
                                                       1996             1995
                                                  ------------      -----------
                                                   (unaudited)      (unaudited)
Revenue:
  Income earned under direct
     finance lease contracts                      $   919,872       $   974,965
  Operating lease rentals                               6,823             6,751
                                                  -----------       -----------
  Total revenue                                       926,695           981,716
                                                  -----------       -----------
Costs and expenses:
  Interest expense, net                             1,294,988         1,182,359

  Lease origination expenses                          359,076           269,514

  General and administrative expenses                 550,939           504,515

  Provision for doubtful lease receivables            197,663           190,196

  Depreciation of operating lease equipment             3,555             1,384
                                                  -----------       -----------

  Total costs and expenses                          2,406,221         2,147,968
                                                  -----------       -----------

Loss from operations before provision for
  federal and state income taxes                   (1,479,526)       (1,166,252)

Provision for federal and state income taxes
  (See Note 2)                                            ---               ---
                                                  -----------       -----------

Net Loss (See Note 2)                             $(1,479,526)      $(1,166,252)
                                                  ===========       ===========
















                                  SEE ACCOMPANYING NOTES
                                            3

                                       WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                                   Prime Rate             Adjustable Rate                                 Total
                                   Cumulative             Cumulative           Common     Accumulated    Shareholders'
                                   Preferred Shares       Preferred Shares     Stock       Deficit        Deficit
                                   ----------------       ----------------     ------      -----------     ------------
                                   No. of Shares          No. of Share

                                   Issued    Amount       Issued    Amount
                                   ------    ------       ------    ------
Balance, April 30, 1996             281     $   281         275     $  275     $101,500  $(35,776,581)   $(35,674,525)

Net loss for the three month
  period ended July 31, 1996
  (unaudited)                       ---         ---         ---        ---          ---    (1,479,526)     (1,479,526)

                                   ----     -------       -----    -------     --------   ------------     ------------
Balance, July 31, 1996 (unaudited)  281     $   281         275    $   275     $101,500  $(37,256,107)   $(37,154,051)
                                   ====     =======       =====    =======     ========   ============    ============













                                                      SEE ACCOMPANYING NOTES
                                                                4


               WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the Three Months Ended July 31,
                                                1996                 1995
                                             -----------          -----------
                                             (unaudited)          (unaudited)
OPERATING ACTIVITIES
- --------------------
Net Loss                                     $(1,479,526)        $(1,166,252)
Adjustments to Reconcile
Net Loss to Net Cash
Used in Operating Activities:
   Depreciation                                      ---               1,384
   Amortization of Deferred Debt
     Registration Expenses                        30,444              34,011
   Provision for doubtful
     lease receivables                           197,663             190,196
Effects of Changes
in other Operating Items:
   Accrued Interest                              319,659             228,942
   Amounts Payable to Equipment Suppliers        (39,085)            108,860
   Other (net), principally
     increase in other Assets                   (113,179)            (94,483)
                                             -----------        ------------
Net Cash used in Operating Activities         (1,084,024)           (697,342)
                                             -----------        ------------

INVESTING ACTIVITIES
- --------------------
Excess of Cash Received Over
   Lease Income Recorded                       1,820,829           1,879,096
Increase (Decrease) in Advance Payments            3,188              (9,764)
Purchase of Equipment for Lease               (2,289,317)         (1,926,095)
                                             -----------        ------------
Net Cash Used in Investing Activities        $  (465,300)       $    (56,763)
                                             -----------        ------------













                              See accompanying notes
                                        5

               WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                           For the Three Months Ended July 31,
                                                 1996               1995
                                              -----------       -----------
                                              (unaudited)       (unaudited)
FINANCING ACTIVITIES
- --------------------
Proceeds from Issuance of:
    Demand, and Fixed Rate Certificates      $ 2,363,448        $ 3,014,550
    Senior Thrift Certificates                 1,399,289          1,712,013
Redemption of:
    Demand, Fixed Rate, and Money
    Market Thrift Certificates                (2,211,313)        (1,779,062)
    Subordinated Thrift Certificates
    and Debentures                               (66,730)          (182,270)
    Senior Thrift Certificates                  (668,762)          (825,439)
                                             -----------        -----------
Net Cash Provided By
    Financing Activities                         815,932          1,939,792
                                             -----------        -----------
Increase (decrease) in cash
    and cash equivalents                        (733,392)         1,185,687
Cash and cash equivalents,
    Beginning of Year                          9,207,905          8,957,949
                                             -----------        -----------
Cash and cash equivalents,
    End of Period                            $ 8,474,513        $10,143,636
                                             ===========        ===========



















                              See accompanying notes
                                        6

             Walnut Equipment Leasing Co., Inc. and Subsidiaries
              Notes to Interim Consolidated Financial Statements
                  Three Months Ended July 31, 1996 and 1995

1. FINANCIAL STATEMENT PRESENTATION

    The unaudited interim financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended April 30, 1996. The accompanying interim financial statements have not been audited by independent certified public accountants, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the results of operations, and are not necessarily indicative of the results to be expected for the full year.

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

2.  ACCOUNTING POLICIES

METHOD OF CONSOLIDATION

    The unaudited interim consolidated financial statements of Walnut Equipment Leasing Co., Inc. for the three month periods ended July 31, 1996 and 1995, respectively, include the operating results of its wholly-owned subsidiary, Equipment Leasing Corporation of America ("ELCOA"). All intercompany items have been eliminated for purposes of preparing the consolidated financial statements contained herein.

ACCOUNTING FOR LEASES

    The Company's lease contracts provide for total noncancellable rentals which exceed the cost of the leased equipment plus anticipated financing charges and, accordingly, are accounted for as financing leases. At the inception of each new lease, the Company records the gross lease receivable, the estimated residual value of the leased equipment, and the unearned lease income. The unearned lease income represents the excess of the gross lease receivable at inception of the contract plus the estimated residual value over the cost of the equipment being leased. For leases originated after April 30, 1988, the Company has changed its method of accounting to conform with the requirements of FAS No. 91 "Accounting for Non Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases". Under this method, a portion of commissions, processing and credit approval costs in the amounts of $92,106 and $84,401 for the three months ended July 31, 1996 and 1995, respectively, have been deferred as part of the Investment in Direct Financing leases.

    Unearned income is earned and initial direct costs are amortized to direct finance lease income using the interest (or "effective") method over the term of each lease.

    An allowance for doubtful direct finance lease receivables has been maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by provisions charged to operating expense and reduced by charge-offs based upon a periodic evaluation, performed at least quarterly, of delinquent finance lease receivables. Pursuant to FAS 91, reserves are established to reflect losses anticipated from delinquencies and impairments that have already occurred rather than ultimate losses expected over the life of the lease portfolio. Total write-offs charged against the reserve for the three months ended July 31, 1996 and 1995 were $317,311 and $217,638, respectively, while the Company increased these reserves by charges of $197,663 and $190,196, respectively, to maintain reserves considered adequate for losses anticipated from remaining outstanding delinquent lease receivables.

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

    The net deferred tax asset as of April 30, 1996 includes deferred tax assets (liabilities) attributable to the following temporary deductible (taxable) differences:

    Operating lease method vs. direct finance method      $ 2,889,500
    Provision for doubtful lease receivables                 596,600
    Operating loss carryforward                             9,173,000
    Other                                                    (32,600)
                                                          -----------
    Net deferred tax asset                                 12,626,500
    Valuation allowance                                   (12,626,500)
                                                          -----------

    Net deferred tax asset after valuation allowance      $       ---
                                                          ===========

    A valuation allowance was considered necessary since it is more likely than not that the Company will not realize the tax benefits of the deductible differences and operating loss carryforward. A valuation allowance was required as of April 30, 1996 due to the net operating loss carryover of approximately $26,979,000 and investment tax credit carryover of approximately $1,075,000, and due to the valuation allowance for the carryforwards there is no net change in deferred tax assets for the three months ended July 31, 1996.

             WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JULY 31, 1996 AND 1995

REVENUES FROM LEASE CONTRACTS

    Total revenues from direct finance leases for the three months ended July 31, 1996 decreased 5.7% or $55,093 as compared to the three months ended July 31, 1995. This decrease resulted from a decrease in the average amount of outstanding lease receivables, offset in part by an increase in late charges and other fees recognized from collection of delinquent lease receivables during the three months ended July 31, 1996 in comparison to the prior year. Aggregate new lease receivables entered increased $583,454 or 23.3% to $3,084,225 for the three months ended July 31, 1996 from $2,500,771 for the three months ended July 31, 1995. Management attributes this increase to the marketing strategy that began during the fourth quarter of the fiscal year ended April 30, 1995 that emphasizes the "private label" leasing programs with manufacturers. The Company expects this increase to continue throughout the fiscal year to further increase lease volume beyond current levels. See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses", below.

    Unearned income during the three months ended July 31, 1996 increased by $103,355 after having decreased during the three months ended July 31, 1995. During the three month periods ended July 31, 1996 and 1995, the gross rents charged over the "net investment" in direct finance leases were 142%. The recognition of direct finance lease income reflects the composite aging of the underlying leases in the portfolio, as well as application of FAS No. 91, to outstanding leases after May 1, 1988 which affects leases originated after April 30, 1988, and changes the method used to recognize income and expense items. FAS No. 91 does not change the total income and expenses ultimately to be recognized from each transaction. Further increases in new lease volume are expected to increase the levels of unearned income in the future. During a period in which the rate of growth of new lease volume increases, the growth rate of net lease revenue in that period will be less than the rate of growth in new lease volume, as income earned from new lease volume is recognized over the term of each lease contract and not necessarily in the year the contract is entered.

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

    The limited use of the operating lease equipment program resulted in $7,894 of equipment being purchased for operating leases for the three months ended July 31, 1996, and $4,958 for the three months ended July 31, 1995. Operating lease rental income increased by $72 in the three months ended July 31, 1996 as compared to the three months ended July 31, 1995.

INTEREST EXPENSE

    For the three months ended July 31, 1996, interest expense increased $112,629 or 9.5% as compared to the three months ended July 31, 1995. Management attributes the increase to additional debt securities outstanding and the excess funds on hand from sale of debt securities awaiting investment in new lease receivables, offset in part by the increase in interest income from its investment in short-term U.S. government securities having maturities of three months or less. Total interest expense (disregarding interest income of $98,374 and $119,383, respectively, during the three month periods ended July 31, 1996 and 1995) averaged 9.3% on average total borrowings (including accrued interest) of $60,207,293 for the three months ended July 31, 1996 as compared to 9.3% on average total borrowings (including accrued interest) of $55,832,792 for the three months ended July 31, 1995. The interest rate on three month U.S. Treasury bills was 5.2% at July 31, 1996, which represents a decrease of 0.3% over the 5.5% rate at July 31, 1995.

OTHER EXPENSES

    Lease origination expenses increased 33.2% or $89,562 for the three months ended July 31, 1996, compared to the corresponding period ended a year earlier. Lease origination expenses, including capitalized commissions paid, were 12.2% of new direct financing lease receivables during the three months ended July 31, 1996 as compared to 11.5% for the three months ended July 31, 1995. The increased percentage and amount in the period ended July 31, 1996 is directly attributable to the costs associated with the Company's direct mail efforts in cooperation with equipment manufacturers during the three months ended July 31, 1996. These include postage, printing and other direct mail solicitation costs. The Company's efforts in increasing new lease volume are continuing, and at the same time the Company is attempting to reduce these costs whenever possible without compromising its goals. See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses". During the three months ended July 31, 1996 and 1995, commissions of $18,512 and $17,972, respectively, were paid and included as lease origination expenses during the period. The Company believes that increasing new leases generated from repeat vendors and increasing the number of new vendors utilizing its leasing services that are being attracted through its marketing efforts, will assist to decrease the overall percentage of total lease origination costs in comparison to new lease volume in the future.

    General and administrative expenses increased by $46,424 or 9.2% for the three months ended July 31, 1996, as compared to the corresponding period in 1994, due in part to increased recognition of amortized expenses associated with the sale of debt securities by the Company and ELCOA, and routine salary increases to employees.

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

FURTHER REFINEMENTS IN MARKETING STRATEGY AND EFFORTS TO REDUCE OPERATING
LOSSES

    Management initiated certain measures to refine its marketing strategy during the fiscal year ended April 30, 1996 that it believes may result in an increase in the levels of new leases to be generated in the future. The Company must increase the level of new leases and control its costs of lease origination and administration in order to reduce its operating losses. As discussed in Form 10-K for the fiscal year ended April 30, 1996 as further updated below, these efforts are continuing.

    During the fiscal year April 30, 1995, the Company focused on increasing the number of manufacturers to develop mutual relationships in promoting leasing as a tool to increase sales of equipment manufactured by these cooperative companies. Although the Company attempted to hire additional in-house personnel to handle the solicitation efforts in locating and nurturing relationships with equipment manufacturers, management determined that personal face-to-face contact with senior level management of equipment manufacturers was necessary to initiate an ongoing relationship. During the end of the fourth quarter of the fiscal year ended April 30, 1996, the Company began to advertise nationally for individuals in major metropolitan areas to represent the Company locally promoting this program on a face-to-face basis with manufacturer prospects developed through the Company. As of September 16, 1996, four individuals agreed to represent the Company as part of this program. They will be compensated on a fee basis for each additional manufacturer added to the cooperative program. Additional representatives in other areas will be added during the next fiscal year in an effort to expedite the addition of more manufacturers into this program.

    As of August 30, 1996, 81 manufacturers have entered into co-operative manufacturer agreements with the Company, of which 56 have adopted the private label lease program. The Company is unable to quantify with any certainty the specific results of new leases generated from direct mail or telephone contact, but maintains records reflecting the amount of new leases generated from it cooperative efforts with equipment manufacturers. While for the fiscal year ended April 30, 1995, the results of these efforts were negligible, during the 12 months ended April 30, 1996, 213 leases aggregating $1,479,131 or 15% of total new leases were generated directly from cooperative manufacturers and those adopting the private label lease program. As there is a delay between the time that a manufacturer agrees to the Company's efforts and when new leases begin to be generated of at least six months in order to initiate the program throughout each manufacturer's distribution network, monthly lease volume is expected to increase during fiscal year 1997. While the average new lease receivables entered monthly were approximately $835,000 per month during the fiscal year ended April 30, 1996, new lease volume during the month of May, 1996 was approximately $1,125,000. During May, 1996, 24 leases aggregating $169,056 or 15% of total new leases were generated directly from cooperative manufacturers and those adopting the private label lease program. Most manufacturers have minimum sales of $5,000,000 annually, and range as high as $1 billion or more. The Company expects to continue these specific marketing efforts to increase the number of manufacturers who will utilized these services through the efforts of its in-house personnel and through representatives located throughout the United States who will represent the Company on a fee basis for purposes of engaging new manufacturers. In this way, the Company accepts responsibility for the origination, servicing, and funding for lease transactions from each manufacturer for new leases from the manufacturers' distributors using the Company's forms and documentation customized with the equipment manufacturers' name. The Company uses its in-house printing and direct mail facilities to produce flyers and brochures to be distributed throughout each manufacturer's sales distribution network illustrating the benefits of leasing, to facilitate sales of the manufacturer's equipment.

    The Company estimates that the time delay between the first solicitation of a manufacturer's sales distribution network and the receipt of new lease applications can range from three to six months as the solicitation process to newly engaged manufacturers is initiated. Although the lack of significant new lease growth during the fiscal year ended April 30, 1996 can be attributed in part to this delay, the Company is encourage by the initial positive reaction received from the equipment manufacturers, and intends to further emphasize this program during the fiscal year ended April 30, 1997 as a means towards increasing new lease volume. The average new lease receivable entered during the three fiscal years ended April 30, 1996 increased from $4,536 to $5,333, representing an increase of approximately 18% over the period. During the three months ended July 31, 1996, the average new lease receivable further increased to $5,712. This growth in the average size of new leases is directly attributable to the size of new leases being generated from the efforts of co-operative equipment manufacturers, some of which sell equipment retailing in excess of $25,000 to larger companies. Management expects the size of its average new lease receivables to increase during the fiscal year ending April 30, 1997 as a result of the size and types of equipment sold by the manufacturers that have entered into agreements with the Company to solicit their sales distribution network.

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

    In view of the Company's history of losses, the uncertainty with respect to future interest rates to holders of its unsecured borrowings, the potential redemption of senior and subordinated borrowings and the uncertainty as to the sale of its offering of Senior Thrift Certificates, and of the sale of the Demand and Fixed Rate Certificates, management is unable to estimate the Company's future profitability and liquidity beyond the current fiscal year. If the Company continues to have losses, it may have difficulty in servicing its debt in future years. Management attributes its losses during the current fiscal year to the size of its lease portfolio relative to its fixed costs, including interest on outstanding debt. Management is currently exploring various means of increasing its new leases entered and the outstanding lease portfolio. See "Consolidated Statements of Cash Flows" on page 5 of this report for an analysis of the sources and uses of cash by the Company during the three month periods ended July 31, 1996 and 1995, respectively. See also "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses on page 11 of this report on Form 10-Q.

    For a complete discussion of liquidity and capital resources for the fiscal year ending April 30, 1996, reference is made to the "Capital Resources and Liquidity" section of Form 10-K filed on July 26, 1996 and amended on September 11, 1996, for the fiscal year ended April 30, 1996.

                                   PART II

                              OTHER INFORMATION


ITEM 5. OTHER INFORMATION

    On July 30, 1996 and September 11, 1996, the Company filed a new registration statement and an amendment, respectively, to register for sale to the public the principal amount of $40,000,000 in principal amount of Senior Thrift Certificates. (SEC File #333-09145). The offering of these debt securities is expected to be declared effective during September, 1996 after which the offering to the public will re-commence.

    On July 30, 1996 and September 11, 1996, the Company's wholly-owned subsidiary, ELCOA, filed post-effective amendments to its registration statement to register for sale to the public the remaining $45,200,000 in principal amount of its Demand and Fixed Rate Certificates (SEC File #333-02497). The offering of these debt securities is expected to be declared effective during September, 1996, after which the offering to the public will re-commence.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    REPORTS ON FORM 8-K

    There were no reports on Form 8-K filed during the three month period ended July 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



September 16, 1996                        WALNUT EQUIPMENT LEASING CO., INC.
- ------------------                        ----------------------------------
      Date

                                          /s/  William Shapiro
                                          ----------------------------------
                                          William Shapiro, President and
                                          Chief Financial Officer