Form 10-K405/A
period 1996-04-30
WALNUT EQUIPMENT LEASING CO INC
filed 1996-12-23
CIK 312259

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

                             AMENDMENT NUMBER 2 TO
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

INDUSTRY                                     April 30, 1996     April 30, 1995
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

New Leases
Entered Quarterly
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

    Prior to May 1, 1988, at the inception of each new lease, an allowance was established for potential future losses. The level of the allowance was based upon historical experience of collections, management's evaluation of estimated losses as well as prevailing and anticipated economic conditions. Management evaluated the adequacy of the resulting allowance annually. The allowance is currently based upon a periodic evaluation, performed at least quarterly, of delinquent finance lease receivables to reflect anticipated losses from delinquencies and impairments that have already occurred. See Note 1 to the Consolidated Financial Statements. During the three fiscal years ended April 30, 1996, 1995 and 1994, the allowance for doubtful accounts was increased annually by provisions in the amounts of $1,045,089, $1,463,752, and $699,624, respectively. The amounts written off in each of the three fiscal years ended April 30, 1996, 1995 and 1994 were $940,243, $2,111,032, and $897,098, or
5.05%, 10.61%, and 4.20% of average gross lease receivables, respectively. The Company expects the percentage of net charge-offs to average gross lease receivables to continue to decline from fiscal 1996 into fiscal 1997. During the fiscal year ended April 30, 1995, the Company conducted an extensive review of the collectibility of all past due accounts, and increased write-offs in those situations where further costs in pursuing legal remedies were unwarranted. This resulted in an extraordinary level of write-offs of older delinquent accounts as evidenced by the $1,170,789 or 55.5% decrease in write-offs for the current fiscal year ended April 30, 1996 in comparison to the prior year. The Company aggressively takes legal recourse with respect to each delinquent lease irrespective of the amount at controversy and believes this approach is an important part of the collection effort. Obligations are not written off until there is either an adverse court decision, bankruptcy or settlement, and local counsel has determined that the obligation cannot be recovered. As a result, delinquent receivable balances appear higher than industry averages because of the Company's decision to report them on a contractual basis, and to pursue delinquent lessees until all collection efforts have been completely exhausted. Once collection efforts are discontinued, any likelihood of recovering the equipment, to the extent not previously repossessed, is considered remote.

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

    The allowance for doubtful accounts was 11.2% of total finance lease receivables at April 30, 1996 which management believes is adequate for future write-offs on the Company's aggregate lease receivables as of April 30, 1996. See Note 1 to the Consolidated Financial Statements. Charge-offs as a percentage of average aggregate future lease receivables were 5.05%, 10.61%, 4.20%, 4.37%, and 2.55% for the fiscal years ended April 30, 1996, 1995, 1994,
1993 and 1992, respectively. Gross chargeoffs increased during the fiscal year ended April 30, 1993 as a result of the change from a manual to computerized legal tracking system in the legal area, prompting additional charge-offs of leases deemed uncollectible as a result of an additional review of all delinquent accounts undertaken during the conversion. During the fiscal year ended April 30, 1995, management conducted an extensive review of the collectibility of all past due accounts, and further increased the amount of write-offs in those situations where further costs in pursuing legal remedies in collection were unwarranted. This analysis considered the post-judgment filing costs associated with the Company's methods of collection, including but not limited to bank, wage, personal property, and real estate foreclosure, and the possibility of recovery exceeding those costs based upon the financial condition of the lessee. As a result, the amount of write-offs during the fiscal year ended April 30, 1995 represents a dramatic increase, while the amount of past-due accounts decreased proportionately. While the writeoffs of delinquent lease receivables increased dramatically during the fiscal year ended April 30, 1995, management considers the type of leases previously entered into to be a contributing factor to the increased writeoffs. As the credit quality and character of new leases generated improved during the fiscal year ended April 30, 1996, the percentage of writeoffs decreased.

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

ANALYSIS OF DELINQUENCIES, continued
                                                    1996                   1995                  1994
                                                $          %           $          %          $          %
                                           -------------------     -------------------   -------------------
Aggregate Future Lease Receivables         $18,423,816    100.0    $18,829,268   100.0   $20,979,917   100.0


 Current                                    11,219,452     60.9     11,763,768    62.4    13,003,138    62.0


 Past Due - Two Monthly Payments               973,864      5.3      1,178,983     6.3     1,017,320     4.8


 Past Due - Three Monthly Payments             409,693      2.2        485,901     2.6       359,982     1.7


 Past Due - Four or More Monthly Payments    5,820,807     31.6      5,400,616    28.7     6,599,477    31.5


Aggregate Future Lease
 Receivables - Twelve or More
 Months Past Due                             3,859,127     20.9      3,723,593    19.8     4,709,748    22.4


Aggregate Future Lease
 Receivables - Twenty-Four
 or More Months Past Due                     2,466,333     13.4      2,394,188    12.7     2,957,453    14.1



ANALYSIS OF BAD DEBT WRITE-OFFS
                                          Fiscal Years Ended April 30,
                                      1996             1995            1994
                               -----------      -----------     -----------
Aggregate Future
 Lease Receivables             $18,423,816      $18,829,268     $20,979,917

Provisions for
 Doubtful Accounts               1,045,089        1,463,752         699,624

Gross Charge-Offs                  948,842        2,118,607         899,690

Gross Recoveries                     8,599            7,575           2,592

Net Charge-Offs                    940,243        2,111,032         897,098

Average Outstanding Future
 Lease Receivables              18,626,542       19,904,593      21,359,759

Percent of Net Charge-Offs
 to Average Aggregate Lease
 Receivables                          5.05%           10.61%           4.20%

Allowance for Doubtful
 Lease Receivables               2,069,855        1,965,009       2,612,289

Percent of Allowance for
 Doubtful Lease Receivables
 to Aggregate Future Lease
 Receivables                          11.2%            10.4%           12.5%

Percent of Allowance for
 Doubtful Lease Receivables
 to Aggregate Future Lease
 Receivables Past Due Four or
 More Monthly Payments                35.6%            36.4%           39.6%

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
                                                     Year Ended April 30,
                                 1996          1995          1994          1993          1992
                           ----------    ----------    ----------    ----------    ----------
OPERATING RESULTS:
Operating Revenue          $3,619,831    $3,979,146    $3,960,337    $4,027,780    $3,577,772
Interest Expense, net       4,844,532     4,313,253     4,094,189     3,637,908     3,205,121
Net Loss                   (5,620,501)   (4,891,955)   (3,988,920)   (4,249,792)   (3,247,377)
BALANCE SHEET DATA:
Total Assets               24,495,385    24,891,747    24,755,268    24,460,530    17,814,258
Demand, Fixed Rate, and
  Money Market Thrift
  Certificates             26,407,959    24,521,875    21,810,991    18,041,504    12,867,678
Senior Thrift
  Certificates             21,394,687    18,783,578    16,650,670    14,085,849    11,713,791
Subordinated Thrift
  Certificates              5,523,118     6,025,366     6,038,409     6,138,830     6,390,450
Subordinated Debentures         4,000         5,858         5,858         7,718         7,718
Shareholders' Deficit (2) (36,215,237)  (30,594,736)  (25,702,781)  (21,713,861)  (17,461,876)
OTHER FINANCIAL DATA
% of Interest Expense
   to Operating Revenue         133.8%        108.4%        103.4%         90.3%         89.6%
Ratio of Earnings
   to Fixed Charges (1)           ---           ---           ---           ---           ---
Aggregate New Leases
   Entered                 10,025,786     10,189,624   10,168,874    11,293,059    13,218,230
Aggregate Finance Lease
   Receivables             18,423,816     18,829,268   20,979,917    21,739,601    20,957,501

(1)  The ratios of earnings to fixed charges were computed by dividing pre-tax income plus fixed charges and preferred dividend requirements by the amount of fixed charges and preferred dividend requirements.  For the years ended April 30,
1996, 1995, 1994, 1993, and 1992, the ratio of earnings to fixed charges was less than "1."  During those years, earnings were inadequate to cover fixed charges  (including preferred dividend requirements) by $5,620,501, $4,891,955, $3,988,920,
$4,249,792, and $3,247,377, respectively.

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

    Total provisions for doubtful lease receivables for the fiscal years ended April 30, 1996, 1995, and 1994 were $1,045,089, $1,463,752, and $699,624, respectively. See Note 1 to the Consolidated Financial Statements. The increased provisions for the fiscal year ended April 30, 1995 resulted from additional write-offs of delinquent past due receivables in conjunction with an intensive review of all delinquent accounts in comparing the costs of further legal pursuit of the Company's remedies in collection where the anticipated results were unwarranted in light of any recoveries expected. This was an extraordinary write-off of older balances as may be evidenced by the 28.6% decrease in the provisions during the fiscal year ended April 30, 1996. Also, as of April 30, 1996, 1995 and 1994, the ratio of the Allowance for Doubtful Lease Receivables to Aggregate Future Lease Receivables was 11.2%, 10.4%, and 12.5%, respectively. During these periods, the ratio of the Allowance for Doubtful Lease Receivables expressed as a percentage of delinquent receivables more than 90 days past due was 35.6%, 36.4% and 39.6%, respectively. The Company attributes the decreased percentages in fiscal 1996 and 1995 in comparison to fiscal 1995 to its write-offs of older accounts which resulted in improving the likelihood of collecting the remaining delinquent lease receivables in comparison to those previously written-off. Charge-offs of delinquent lease receivables expressed as a percentage of average net lease receivables were 5.05%, 10.61% and 4.20% during the fiscal years ended April 30, 1996, 1995 and 1994, respectively. Management expects the percentage of charge-offs from delinquent lease receivables during fiscal 1996 to continue to decline during fiscal 1997. See "BUSINESS - Analysis of Delinquencies" and "Analysis of Bad Debt Write-Offs."

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


See Item 14 on Page 53 for Financial Statement Schedules

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

As described in Note 12 to the financial statements, the Company has restated the above mentioned financial statements for information previously available which was not used in estimating the allowance for doubtful lease receivables.

/s/  Cogen Sklar LLP
COGEN SKLAR LLP

Bala Cynwyd, Pennsylvania
July 1, 1996, except for Note 12
as to which the date is
December 20, 1996

                       WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS

                                                                           (Restated)
                                                                            April 30,
                                                                        1996          1995
                                                                 -----------   -----------
ASSETS

Direct finance leases:
    Aggregate future amounts receivable under lease contracts    $18,423,816   $18,829,268
    Estimated residual value of equipment                          1,704,915     1,976,244
    Initial direct costs, net                                        474,059       492,535
    Less:
      Unearned income under lease contracts                       (3,829,859)   (3,928,993)
      Advance payments                                            (  568,715)   (  579,965)
                                                                  ----------    ----------

                                                                  16,204,216    16,789,089
      Allowance for doubtful lease receivables                    (2,069,855)   (1,965,009)
                                                                  ----------    ----------

                                                                  14,134,361    14,824,080

Operating leases:
    Equipment at cost, less accumulated depreciation of
     $14,413 and $6,680, respectively                                 19,420        23,316
    Accounts receivable                                                1,112           ---
Cash and cash equivalents                                          9,207,905     8,957,949
Other assets (includes $618,293 and $637,479, respectively,
 paid to or receivable from related parties)                       1,132,587     1,086,402
                                                                 -----------   -----------

    Total assets                                                 $24,495,385   $24,891,747
                                                                 ===========   ===========















                                  See accompanying notes

                     WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS - (continued)

                                                                           (Restated)
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

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT

Prime Rate Cumulative Preferred Shares, $1 par value,
 $100 per share liquidation preference, 50,000 shares
 authorized, 281 shares issued and outstanding
 (liquidation preference $28,100)                                        281            281
Adjustable Rate Cumulative Preferred Shares, $1 par value,
 $1000 per share liquidation preference.  1,000 shares
 authorized, 275 shares issued and outstanding
 (liquidation preference $275,000)                                       275            275
Common stock, $1.00 par value, 1,000 shares authorized,
 issued and outstanding                                              101,500        101,500
Accumulated Deficit                                              (36,317,293)   (30,696,792)
                                                                 -----------    -----------

                                                                 (36,215,237)   (30,594,736)
                                                                 -----------    -----------

    Total liabilities and shareholders' deficit                  $24,495,385    $24,891,747
                                                                 ===========    ===========


                                           See accompanying notes

                                                     33

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (Restated)
                                                   For the Years Ended April 30,

                                                1996           1995           1994
                                          ----------     ----------     ----------
Revenue:
   Income earned under
    direct finance lease
    contracts                             $3,609,620     $3,965,846     $3,947,213
   Operating lease rentals                    10,211         13,300         13,124
                                          ----------     ----------     ----------
                                           3,619,831      3,979,146      3,960,337
                                          ----------     ----------     ----------
Costs and expenses:
    Interest expense, net of
     interest income of $484,713,
     $380,377 and $170,963, respectively   4,844,532      4,313,253      4,094,189
    Lease origination
     expenses                              1,179,238      1,067,962      1,133,774
    General and
     administrative expenses
     (includes $905,451, $800,864
     and $802,323, respectively,
     paid to related parties)              2,157,252      2,019,029      2,018,377
    Provision for doubtful
     lease receivables                     1,045,089      1,463,752        699,624
    Depreciation on operating
     lease equipment                          14,221          7,105          3,293
                                          ----------     ----------     ----------

                                           9,240,332      8,871,101      7,949,257
 Loss from operations                     ----------     ----------     ----------
     before provision for federal and
     state income taxes                   (5,620,501)    (4,891,955)    (3,988,920)

Provision for federal and state
     income taxes                                ---            ---            ---
       -----------    -----------    -----------
Net Loss                                 $(5,620,501)   $(4,891,955)   $(3,988,920)
                                         ===========    ===========    ===========







                                 See accompanying notes

                                               WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                                For the Years Ended April 30, 1996, 1995 and 1994
                                                                    (Restated)

                                    Prime Rate       Adjustable Rate                                         Total
                                    Cumulative          Cumulative        Common        Accumulated       Shareholders'
                                 Preferred Shares    Preferred Shares     Stock           Deficit           Deficit
                                 ----------------    ----------------    --------      ------------      -------------
                                Shares               Shares
                                Issued     Amount    Issued    Amount
                                ------     ------    ------    ------
Balance, April 30, 1993,
previously reported                281     $  281       275    $  275    $101,500      $(20,998,831)     $(20,896,775)

Prior Year effect of
restatement of provision for
doubtful lease receivables         ---        ---       ---       ---         ---          (817,086)         (817,086)
                                 -----     ------     -----    ------    --------      ------------      ------------
Balance, May 1, 1993 (Restated)    281        281       275       275     101,500       (21,815,917)      (21,713,861)

Net loss for the year ended
 April 30, 1994                    ---        ---       ---       ---         ---        (3,988,920)       (3,988,920)
                                 -----     ------     -----    ------    --------      ------------      ------------
Balance, April 30, 1994            281        281       275       275     101,500       (25,804,837)      (25,702,781)

Net loss for the year ended
 April 30, 1995                    ---        ---       ---       ---         ---        (4,891,955)       (4,891,955)
                                 -----     ------     -----    ------    --------      ------------      ------------
Balance, April 30, 1995            281        281       275       275     101,500       (30,696,792)      (30,594,736)

Net loss for the year ended
 April 30 1996                     ---        ---       ---       ---         ---        (5,620,501)       (5,620,501)
                                 -----    -------     -----    ------    --------      ------------      ------------
Balance, April 30, 1996            281    $   281       275    $  275    $101,500      $(36,317,293)     $(36,215,237)
                                 =====    =======     =====    ======    ========      =============     =============

                                                        See accompanying notes

                 WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      (Restated)
                                            For the Years Ended April 30,

                                         1996              1995              1994
                                  -----------       -----------      ------------
OPERATING ACTIVITIES

Net Loss                          $(5,620,501)      $(4,891,955)     $(3,988,920)
Adjustments to reconcile
   net loss to net cash
   used in operating activities:
   Depreciation                        14,221             7,105            3,293
   Amortization of deferred debt
      registration expenses           126,533           121,402          120,187
   Provision for doubtful
      lease receivables             1,045,089         1,463,752          699,624
Effects of changes
   in other operating items:
   Accrued interest                   897,985           608,304          742,864
   Amounts payable to
      equipment suppliers             325,660          (224,212)         225,129
   Other (net), principally
      increase in other assets       (152,503)         (330,663)        (130,041)
Net cash used in                  -----------        ----------      -----------
   operating activities            (3,363,516)       (3,246,267)      (2,327,864)
                                  -----------        ----------      -----------


INVESTING ACTIVITIES

Excess of cash received over
   lease income recorded            6,949,129         7,374,851        6,958,716
Increase (decrease) in
   advance payments                   (11,250)          (31,922)          14,282
Purchase of equipment
   for  lease                      (7,317,494)       (7,567,613)      (7,548,795)
Net cash used in investing        -----------        ----------      -----------
   activities                     $  (379,615)      $  (224,684)     $  (575,797)
                                  -----------       -----------      -----------







                                  See accompanying notes


                 WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

                                                      (Restated)
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

                                          37

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

    During the years ended April 30, 1996, 1995 and 1994, the Company incurred losses of $5,620,501, $4,891,955, and $3,988,920, respectively, had negative cash flows from operations during those years, and reported accumulated deficits of $36,317,293 and $30,696,792 at April 30, 1996 and 1995,
respectively. The Company's current results of operations, financial position and the uncertainties which exist as to future levels of new business, interest rates and potential redemptions of senior and subordinated borrowings currently outstanding, and its ability to sell additional debt securities as may be required, may result in the Company's inability to continue operating in the normal course of business. Continuation of the Company's operations in their present form is dependent upon the achievement of sustained profitable operations, through increased new business generated by the Company, continued ability to service debts as they mature, and the ability to generate sufficient cash resources to support future operations. If the Company continues to incur losses, or is unable to obtain additional funds, it may be unable to continue servicing its debts.

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

12.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

    Subsequent to the issuance of the Company's financial statements for the fiscal year ended April 30, 1996, the Company established certain objective criteria by which the allowance for doubtful lease receivables at April 30, 1996 and for subsequent periods could be determined. Although this information was previously available, it was not used in estimating the original allowance for doubtful lease receivables at the end of the previous fiscal reporting periods. Accordingly, the previously reported financial statements for the fiscal years ended April 30, 1996, 1995 and 1994 have been restated as follows:

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

                                      For the Fiscal Years Ended April 30,
                                       1996          1995          1994
                                       ----          ----          ----

Net Loss as Previously Reported     $(5,631,409)  $(5,064,166)  $(4,082,175)

Effect of Restatement for
provision for doubtful lease
receivables                              10,908       172,211        93,255
                                    -----------   -----------   -----------
Net Loss as Restated                $(5,620,501)  $(4,891,955)  $(3,988,920)
                                    ===========   ===========   ===========


    As a result of this restatement, the beginning Accumulated Deficit as originally reported at April 30, 1993 of $20,998,831 has been restated to reflect an adjustment of $817,086 resulting in a restated Accumulated Deficit of $21,815,917.

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

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  FINANCIAL STATEMENTS (Included in Item 8 of this Report):

                                                                  Page
                                                                  ----
         (a)  Independent Auditor's Report                        31

         (b)  Consolidated Balance Sheets at April 30,
              1996 and 1995.                                      32-33

         (c)  Consolidated Statements of Operations for
              the years ended April 30, 1996, 1995 and 1994.      34

         (d)  Consolidated Statement of Changes in
              Shareholders' Deficit for the years
              ended April 30, 1996, 1995 and 1994.                35

         (e)  Consolidated Statements of Cash Flows
              for the years ended April 30, 1996, 1995
              and 1994.                                           36-37

         (f)  Notes to Consolidated Financial Statements.         38

    (2)  FINANCIAL STATEMENT SCHEDULE (attached hereto):
         (a)  Report on Schedule.                                 60

         (b)  Schedule VIII - Valuation and Qualifying
              Accounts.                                           61

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

    Date:  December 20, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

        Name                                 Title

/s/  William Shapiro
-----------------------             President, Chief Executive,
William Shapiro                     Principal Financial and
                                    Accounting Officer; Director
Date: December 20, 1996

/s/  Kenneth S. Shapiro
-----------------------             Vice-President; Director
Kenneth S. Shapiro

Date: December 20, 1996

/s/  Deljean Shapiro
-----------------------             Secretary/Treasurer; Director
Deljean Shapiro

Date: December 20, 1996

/s/  Thomas Matcovich
-----------------------             Director
Dr. Thomas Matcovich

Date: December 20, 1996

/s/  Philip R. Bagley
-----------------------             Director
Philip R. Bagley

Date: December 20, 1996

/s/  Lester D. Shapiro
-----------------------             Director
Lester D. Shapiro

Date: December 20, 1996

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











/s/  Cogen Sklar LLP
COGEN SKLAR LLP


Bala Cynwyd, Pennsylvania
December 20, 1996


                            WALNUT EQUIPMENT LEASING CO., INC.
                    SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

    Column A                Column B        Column C         Column D        Column E
    --------                --------        --------         --------        --------
                                            Additions
                                            ---------
                            Balance at      Charged to                       Balance at
                            Beginning of    Costs and                        End of
Description                 Period          Expenses         Deductions      Period
---------------------------------------------------------------------------------------
Allowance for Doubtful
Lease Receivables (A)
----------------------

For the Fiscal Year Ended
April 30, 1994              $2,809,763      $  699,624(B)    $  897,098(C)   $2,612,289


For the Fiscal Year Ended
April 30, 1995              $2,612,289      $1,463,752(B)    $2,111,032(C)   $1,965,009


For the Fiscal Year Ended
April 30, 1996              $1,965,009      $1,045,089(B)    $  940,243(C)   $2,069,855


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
