Form 10-Q/A
period 1996-07-31
WALNUT EQUIPMENT LEASING CO INC
filed 1996-12-23
CIK 312259

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ---------------

                            AMENDMENT NUMBER 1 TO
                                  FORM 10-Q

(Mark One)

/X/ Amendment Number 1 to Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                      WALNUT EQUIPMENT LEASING CO., INC.

                                    INDEX


PART I.  FINANCIAL INFORMATION                                  PAGE NUMBER
------------------------------                                  -----------
    Item 1. Financial Statements

         Consolidated Balance Sheets; July 31, 1996
         (unaudited) and April 30, 1996                             1-2

         Consolidated Statements of Operations;
         Three months ended July 31, 1996 and
         1995 (unaudited)                                           3

         Consolidated Statement of Changes in
         Shareholders' Deficit; Three months ended
         July 31, 1996 (unaudited)                                  4

         Consolidated Statements of Cash Flows;
         Three months ended July 31, 1996 and
         1995 (unaudited)                                           5-6

         Notes to Consolidated Financial Statements                 7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                              9

PART II.  OTHER INFORMATION
---------------------------

    Item 5. Other Information                                      14

    Item 6. Exhibits and Reports on Form 8-K                       14


                   WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS


                                                 July 31, 1996     April 30, 1996
                                                 -------------     --------------
                                                  (Restated)         (Restated)
                                                  (unaudited)
ASSETS

Direct Finance Leases:
    Aggregate future amounts
      receivable under lease contracts            $ 18,736,272       $ 18,423,816
    Estimated residual value of equipment            1,631,252          1,704,915
    Initial direct costs, net                          480,155            474,059
    Less:
      Unearned income under lease contracts         (3,933,214)      (  3,829,859)
      Advance payments                              (  571,903)      (    568,715)
                                                  ------------       ------------
                                                    16,342,562         16,204,216
      Allowance for doubtful lease receivables      (2,068,148)      (  2,069,855)
                                                  ------------       ------------
                                                    14,274,414         14,134,361
Operating Leases:
    Equipment at cost,
      Less accumulated depreciation of
      $17,968 and $14,413, respectively                 23,759             19,420
    Accounts receivable                                  2,861              1,112

Cash and cash equivalents                            8,474,513          9,207,905
Other assets (Includes $618,293 paid
    to or receivable from related
    parties at April 30, 1996)                       1,185,888          1,132,587
                                                  ------------       ------------

    Total assets                                  $ 23,961,435       $ 24,495,385
                                                  ============       ============













                                  See accompanying notes
                                            1

                 WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS - (Continued)


                                                 July 31, 1996     April 30, 1996
                                                 -------------     --------------
                                                  (Restated)         (Restated)
                                                  (unaudited)
LIABILITIES

Amounts payable to equipment suppliers            $    763,871       $    802,956
Other accounts payable and accrued expenses            235,180            268,169
Demand, Fixed Rate and
   Money Market Thrift Certificates
   (Includes $183,805 at April 30, 1996
   payable to related parties)                      26,560,094         26,407,959
Senior Thrift Certificates
   (includes $812,773 at April 30, 1996
   payable to related parties)                      22,125,214         21,394,687
Subordinated Thrift Certificates
   (Includes $397,136 at April 30, 1996
   payable to related parties)                       5,460,388          5,523,118
Accrued interest                                     6,629,392          6,309,733
Subordinated debentures (Includes $4,000 at
   April 30, 1996 payable to related parties)              ---              4,000
                                                  ------------       ------------
                                                    61,774,139         60,710,622
                                                  ------------       ------------

SHAREHOLDERS' DEFICIT

Prime Rate Cumulative Preferred Shares,
   $1 par value, $100 per share liquidation
   preference, 50,000 shares authorized,
   281 shares, issued and outstanding
   (liquidation preference $28,100)                        281                281
Adjustable Rate Cumulative Preferred Shares,
   $1 par value, $1000 per share liquidation
   preference.  1,000 shares authorized, 275
   shares issued and outstanding
   (liquidation preference $275,000)                       275                275
Common stock, $1.00 par value, 1,000 shares
   authorized, issued and outstanding                  101,500            101,500
Accumulated Deficit                                (37,914,760)       (36,317,293)
                                                  ------------       ------------
                                                   (37,812,704)       (36,215,237)
                                                  ------------       ------------
    Total liabilities and shareholders' deficit   $ 23,961,435       $ 24,495,385
                                                  ============       ============



                                See accompanying notes
                                          2

                            WALNUT EQUIPMENT LEASING CO., INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           (Restated)
                                               For The Three Months Ended July 31,
                                                       1996             1995
                                                  ------------      -----------
                                                   (unaudited)      (unaudited)
Revenue:
  Income earned under direct
     finance lease contracts                      $   919,872       $   974,965
  Operating lease rentals                               6,823             6,751
                                                  -----------       -----------
  Total revenue                                       926,695           981,716
                                                  -----------       -----------
Costs and expenses:
  Interest expense, net                             1,294,988         1,182,359

  Lease origination expenses                          359,076           269,514

  General and administrative expenses                 550,939           504,515

  Provision for doubtful lease receivables            315,604           190,196

  Depreciation of operating lease equipment             3,555             1,384
                                                  -----------       -----------

  Total costs and expenses                          2,524,162         2,147,968
                                                  -----------       -----------

Loss from operations before provision for
  federal and state income taxes                   (1,597,467)       (1,166,252)

Provision for federal and state income taxes
  (See Note 2)                                            ---               ---
                                                  -----------       -----------

Net Loss (See Note 2)                             $(1,597,467)      $(1,166,252)
                                                  ===========       ===========
















                                  SEE ACCOMPANYING NOTES
                                            3

                                       WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                                            (Restated)

                                   Prime Rate             Adjustable Rate                                 Total
                                   Cumulative             Cumulative           Common     Accumulated    Shareholders'
                                   Preferred Shares       Preferred Shares     Stock       Deficit        Deficit
                                   ----------------       ----------------     ------      -----------     ------------
                                   No. of Shares          No. of Share

                                   Issued    Amount       Issued    Amount
                                   ------    ------       ------    ------
Balance April 30, 1996,
  previously reported               281     $   281         275     $  275     $101,500  $(35,776,581)   $(35,674,525)

Prior year effect of restatement
  of provision for doubtful lease
  receivables                       ---         ---         ---        ---          ---      (540,712)       (540,712)

                                   ----     -------       -----    -------     --------   ------------     ------------

Balance, May 1, 1996, as restated   281     $   281         275     $  275     $101,500  $(36,317,293)   $(36,215,237)

Net loss for the three month
  period ended July 31, 1996
  (unaudited)                       ---         ---         ---        ---          ---    (1,597,467)     (1,597,467)

                                   ----     -------       -----    -------     --------   ------------     ------------
Balance, July 31, 1996 (unaudited)  281     $   281         275    $   275     $101,500  $(37,914,760)   $(37,812,704)
                                   ====     =======       =====    =======     ========   ============    ============






                                                      SEE ACCOMPANYING NOTES
                                                                4


               WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the Three Months Ended July 31,
                                                1996                 1995
                                             -----------          -----------
                                             (Restated)
                                             (unaudited)          (unaudited)
OPERATING ACTIVITIES
--------------------
Net Loss                                     $(1,597,467)        $(1,166,252)
Adjustments to Reconcile
Net Loss to Net Cash
Used in Operating Activities:
   Depreciation                                      ---               1,384
   Amortization of Deferred Debt
     Registration Expenses                        30,444              34,011
   Provision for doubtful
     lease receivables                           315,604             190,196
Effects of Changes
in other Operating Items:
   Accrued Interest                              319,659             228,942
   Amounts Payable to Equipment Suppliers        (39,085)            108,860
   Other (net), principally
     increase in other Assets                   (113,179)            (94,483)
                                             -----------        ------------
Net Cash used in Operating Activities         (1,084,024)           (697,342)
                                             -----------        ------------

INVESTING ACTIVITIES
--------------------
Excess of Cash Received Over
   Lease Income Recorded                       1,820,829           1,879,096
Increase (Decrease) in Advance Payments            3,188              (9,764)
Purchase of Equipment for Lease               (2,289,317)         (1,926,095)
                                             -----------        ------------
Net Cash Used in Investing Activities        $  (465,300)       $    (56,763)
                                             -----------        ------------













                              See accompanying notes
                                        5

               WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                           For the Three Months Ended July 31,
                                                 1996               1995
                                              -----------       -----------
                                              (Restated)
                                              (unaudited)       (unaudited)
FINANCING ACTIVITIES
--------------------
Proceeds from Issuance of:
    Demand, and Fixed Rate Certificates      $ 2,363,448        $ 3,014,550
    Senior Thrift Certificates                 1,399,289          1,712,013
Redemption of:
    Demand, Fixed Rate, and Money
    Market Thrift Certificates                (2,211,313)        (1,779,062)
    Subordinated Thrift Certificates
    and Debentures                               (66,730)          (182,270)
    Senior Thrift Certificates                  (668,762)          (825,439)
                                             -----------        -----------
Net Cash Provided By
    Financing Activities                         815,932          1,939,792
                                             -----------        -----------
Increase (decrease) in cash
    and cash equivalents                        (733,392)         1,185,687
Cash and cash equivalents,
    Beginning of Year                          9,207,905          8,957,949
                                             -----------        -----------
Cash and cash equivalents,
    End of Period                            $ 8,474,513        $10,143,636
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

    An allowance for doubtful direct finance lease receivables has been maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by provisions charged to operating expense and reduced by charge-offs based upon a periodic evaluation, performed at least quarterly, of delinquent finance lease receivables. Pursuant to FAS 91, reserves are established to reflect losses anticipated from delinquencies and impairments that have already occurred rather than ultimate losses expected over the life of the lease portfolio. Total write-offs charged against the reserve for the three months ended July 31, 1996 and 1995 were $317,311 and $217,638, respectively, while the Company increased these reserves by charges of $315,604 and $190,196, respectively, to maintain reserves considered adequate for losses anticipated from remaining outstanding delinquent lease receivables.

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

                                   PART II

                              OTHER INFORMATION


ITEM 5. OTHER INFORMATION

    On July 30, 1996 and September 11, 1996, the Company filed a new registration statement and an amendment, respectively, to register for sale to the public the principal amount of $40,000,000 in principal amount of Senior Thrift Certificates. (SEC File #333-09145). The offering of these debt securities is expected to be declared effective during December, 1996 or January, 1997 after which the offering to the public will re-commence.

    On July 30, 1996 and September 11, 1996, the Company's wholly-owned subsidiary, ELCOA, filed post-effective amendments to its registration statement to register for sale to the public the remaining $45,200,000 in principal amount of its Demand and Fixed Rate Certificates (SEC File #333-02497). The offering of these debt securities is expected to be declared effective during December, 1996 or January 1997, after which the offering to the public will re-commence.

    As a result of comments received from the Division of Corporation Finance of the Securities and Exchange Commission on October 10, 1996 and December 12, 1996, the Company and ELCOA restated the allowance for doubtful lease receivables at April 30, 1996. Reference is made to Form 10-K/A filed on December 23, 1996 to reflect the restatement of previously filed financial statements. To the extent applicable, the financial statements contained in this amended Form 10-Q for the three months ended July 31, 1996 have been restated accordingly.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    REPORTS ON FORM 8-K

    There were no reports on Form 8-K filed during the three month period ended July 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



December 20, 1996                         WALNUT EQUIPMENT LEASING CO., INC.
------------------                        ----------------------------------
      Date

                                          /s/  William Shapiro
                                          ----------------------------------
                                          William Shapiro, President and
                                          Chief Financial Officer