Form 10-Q
period 1996-10-31
WALNUT EQUIPMENT LEASING CO INC
filed 1996-12-23
CIK 312259

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the period ended October 31, 1996
                         ----------------
    or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from --------------- to ---------------

    Commission File Number:  33-16599


                       WALNUT EQUIPMENT LEASING CO., INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                              23-1712443
--------                                              ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of December 15, 1996: $1.00 par value common stock - 1,000 shares.


                            WALNUT EQUIPMENT LEASING CO., INC.

                                          INDEX

PART I.  FINANCIAL INFORMATION                                    PAGE NUMBER
------------------------------                                    -----------
         Item 1. Financial Statements

              Consolidated Balance Sheets; October 31, 1996
              (unaudited) and April 30, 1996                          1-2

              Consolidated Statements of Operations;
              Six months ended October 31, 1996 and
              1995 and Three months ended October 31, 1996
              and 1995 (unaudited)                                    3

              Consolidated Statement of Changes in
              Shareholders' Deficit; Six months ended
              October 31, 1996 (unaudited)                            4

              Consolidated Statements of Cash Flows;
              Six months ended October 31, 1996 and
              1995 (unaudited)                                        5-6

              Notes to Consolidated Financial Statements              7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                           9

PART II. OTHER INFORMATION
--------------------------

         Item 5. Other Information                                   15

         Item 6. Exhibits and Reports on Form 8-K                    15


                          WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS

                                                October 31, 1996    April 30, 1996
                                                ----------------    --------------
                                                  (unaudited)
ASSETS

Direct finance Leases:
    Aggregate future amounts receivable
      under lease contracts                        $  19,592,591     $ 18,423,816
    Estimated residual value of equipment              1,568,038        1,704,915
    Initial direct costs, net                            522,472          474,059
    Less:
      Unearned income under lease contracts           (4,259,016)     ( 3,829,859)
      Advance payments                                  (583,721)        (568,715)
                                                   -------------      ------------

                                                      16,840,364       16,204,216
      Allowance for doubtful lease receivables        (2,005,341)      (2,069,855)
                                                   -------------      ------------
                                                      14,835,023       14,134,361
                                                   -------------      ------------
Operating Leases:
    Equipment at cost,
      Less accumulated depreciation of
      $18,028 and $14,413, respectively                   24,103           19,420
      Accounts Receivable                                  3,000            1,112

Cash and cash equivalents                              6,276,981        9,207,905
Other assets (Includes $618,293 paid
    to or receivable from related
    parties at April 30, 1996)                         1,150,944        1,132,587
                                                   -------------      ------------

    Total assets                                   $  22,290,051     $ 24,495,385
                                                   =============     ============












                                    SEE ACCOMPANY NOTES
                                             1



                          WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS - (Continued)


                                                  October 31, 1996   April 30, 1996
                                                   ---------------   --------------
                                                     (unaudited)
LIABILITIES

Amounts payable to equipment suppliers               $   1,062,628     $    802,956
Other accounts payable and accrued expenses                211,092          268,169
Demand, Fixed Rate and Money Market Thrift
  Certificates (Includes $183,805 at
  April 30, 1996 payable to related parties)            25,931,241       26,407,959
Senior Thrift Certificates (includes $812,773
  at April 30, 1996 payable to related parties)         21,732,797       21,394,687
Subordinated Thrift Certificates
  (Includes $397,136 at April 30, 1996
  payable to related parties)                            5,419,879        5,523,118
Accrued interest                                         7,269,589        6,309,733
Subordinated debentures (Includes $4,000 at
  April 30, 1996 payable to related parties)                 -----            4,000
                                                     -------------      -----------
                                                        61,627,226       60,710,622
                                                     -------------      -----------
SHAREHOLDERS' DEFICIT

Prime Rate Cumulative Preferred Shares,
  $1 par value, $100 per share liquidation
  preference, 50,000 shares authorized,
  281 shares, issued and outstanding
  (liquidation preference $28,100)                             281              281
Adjustable Rate Cumulative Preferred Shares,
  $1 par value, $1000 per share liquidation
  preference.  1,000 shares authorized,
  275 shares issued and outstanding
  (liquidation preference $275,000)                            275              275
Common stock, $1.00 par value, 1,000 shares
  authorized, issued and outstanding                       101,500          101,500
Accumulated Deficit                                    (39,439,231)     (36,317,293)
                                                     -------------      -----------
                                                       (39,337,175)     (36,215,237)
                                                     -------------      -----------
    Total liabilities and shareholders' deficit        $22,290,051      $24,495,385
                                                     =============     ===========

                                    See accompanying notes
                                               2

                                                WALNUT EQUIPMENT LEASING CO., INC.
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                               For The Six Months Ended October 31,  For The Three Months Ended October 31,
                                                         1996            1995                   1996            1995
                                                  -----------     -----------            -----------     -----------
                                                  (unaudited)     (unaudited)            (unaudited)     (unaudited)
Revenue:
  Income earned under direct
     finance lease contracts                     $  1,841,871    $ 1,917,656            $   921,999      $   942,691
  Operating lease rentals                              10,372         12,095                  3,549            5,344
                                                 ------------    -----------            -----------      -----------
  Total revenue                                     1,852,243      1,929,751                925,548          948,035

Costs and expenses:
  Interest expense (net)                            2,610,807      2,401,345              1,315,819        1,218,986

  Lease origination expenses                          649,010        541,829                289,934          272,315

  General and administrative expenses               1,101,082      1,082,068                550,143          577,553

  Provision for doubtful lease receivables            606,172        386,835                290,568          196,639

  Depreciation of operating lease equipment             7,110          2,997                  3,555            1,613
                                                 ------------    -----------            -----------      -----------

  Total costs and expenses                          4,974,181      4,415,074              2,450,019        2,267,106
                                                 ------------    -----------            -----------      -----------

Loss from operations before provision for
federal and state income taxes                     (3,121,938)    (2,485,323)            (1,524,471)      (1,319,071)

Provision for federal and state income taxes
(See Note 2)                                             ---            ---                    ----              ---
                                                 ------------    -----------            -----------      -----------

Net Loss (See Note 2)                            $ (3,121,938)    (2,485,323)           $(1,524,471)     $(1,319,071)
                                                 ============    ============           ===========      ===========




                                                      SEE ACCOMPANYING NOTES
                                                                3

                                                    WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                                Prime Rate           Adjustable Rate     Total
                                Cumulative           Cumulative          Common     Accumulated      Shareholders'
                                Preferred Shares     Preferred Share     Stock      Deficit          Deficit
                                ----------------     ---------------     ------     -----------      -------------
                                No. of Shares        No. of Shares

                                Issued    Amount     Issued   Amount
                                ------    ------     ------   ------
Balance, April 30, 1996          281     $   281       275    $  275     $101,500   $(36,317,293)    $(36,215,237)

Net loss for the six month
  period ended October 31,
  1996 (unaudited)               ---         ---       ---       ---        ---       (3,121,938)      (3,121,938)

                                ----     -------     -----   -------   --------    -------------    -------------
Balance, October 31, 1996
  (unaudited)                    281     $   281       275   $   275     $101,500   $(39,439,231)    $(39,337,175)
                                ====     =======      ====   =======     ========   ============     ============









                                               SEE ACCOMPANYING NOTES
                                                         4


                        WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the Six Months Ended October 31,
                                                       1996             1995
                                                -----------      -----------
                                                (unaudited)      (unaudited)
OPERATING ACTIVITIES
--------------------
Net Loss                                       $(3,121,938)      $(2,485,323)
Adjustments to Reconcile
Net Loss to Net Cash
Used in Operating Activities:
    Depreciation                                     7,110             2,997
    Amortization of Deferred Debt Expenses          54,081            65,318
    Provision for doubtful
    Lease receivables                              606,172           386,835
Effects of Changes
in other Operating Items:
    Accrued Interest                               959,856           608,089
    Amounts Payable to Equipment Suppliers         259,672           143,753
    Other (net), principally
    increase in other Assets                      (129,331)         (163,190)
                                               -----------       -----------
Net Cash Used in Operating Activities           (1,364,378)       (1,441,521)
                                               -----------       -----------

INVESTING ACTIVITIES
--------------------
Excess of Cash Received Over Lease Income
    Recorded                                     3,445,535         3,675,696
Increase (Decrease) in Advance Payments             15,006            (2,892)
Purchase of Equipment for Lease                 (4,781,240)       (3,869,084)
                                               -----------       -----------
Net Cash Used in Investing Activities           (1,320,699)         (196,280)
                                               -----------       -----------










                              SEE ACCOMPANYING NOTES
                                         5


                        WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                For the Six Months Ended October 31,
                                                           1996             1995
                                                    -----------      -----------
                                                    (unaudited)      (unaudited)
FINANCING ACTIVITIES
--------------------
Proceeds for Issuance of:
    Demand, Fixed Rate, and Money
    Market Thrift Certificates                     $ 3,096,902     $  5,533,126
    Senior Thrift Certificates                       2,101,118        3,347,090
Redemption of:
    Demand, Fixed Rate, and Money
    Market Thrift Certificates                      (3,573,620)      (3,757,861)
    Subordinated Thrift Certificates                  (103,239)        (388,962)
    Senior Thrift Certificates                      (1,763,008)      (1,652,402)
    Subordinated Debentures                             (4,000)          (1,858)
-----------------------
Net Cash Provided By (Used in)
    Financing Activities                              (245,847)       3,079,133
                                                   -----------     ------------
Increase (decrease) in cash and cash equivalents    (2,930,924)       1,441,332
Cash and cash equivalents,
    Beginning of Year                                9,207,905        8,957,949
                                                   -----------     ------------
Cash and cash equivalents,
    End of Year                                    $ 6,276,981     $ 10,399,281
                                                   -----------     ------------

















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

2.  ACCOUNTING POLICIES

    METHOD OF CONSOLIDATION

    The unaudited interim consolidated financial statements of Walnut Equipment Leasing Co., Inc. for the six month periods ended October 31, 1996 and 1995, respectively, include the operating results of its wholly-owned subsidiary, Equipment Leasing Corporation of America ("ELCOA"). All intercompany items have been eliminated for purposes of preparing the consolidated financial statements contained herein.

    ACCOUNTING FOR LEASES

    The Company's lease contracts provide for total noncancellable rentals which exceed the cost of the leased equipment plus anticipated financing charges and, accordingly, are accounted for as financing leases. At the inception of each new lease, the Company records the gross lease receivable, the estimated residual value of the leased equipment, and the unearned lease income. The unearned lease income represents the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment leased. For leases originated after April 30, 1988, the Company has changed its method of accounting to conform with the requirements of FAS No. 91 "Accounting for Non Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases". Under this method, commissions paid in the amounts of $34,795 and $31,791 for the six months ended October 31, 1996 and 1995, respectively, were accounted for as part of the Investment in Direct Financing leases.

         Unearned income is earned and initial direct costs are amortized to direct finance lease income using the interest (or "effective") method over the term of each lease.

         An allowance for doubtful direct finance lease receivables has been maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by provisions charged to operating expense and reduced by charge-offs based upon a periodic evaluation, performed at least quarterly, of delinquent finance lease receivables. Pursuant to FAS 91, reserves are established to reflect losses anticipated from delinquencies and impairments that have already occurred rather than ultimate losses expected over the life of the lease portfolio. Total write-offs charged against this reserve for the six months ended October 31, 1996 and 1995 were $670,686 and $467,414, respectively, while the Company increased these reserves by charges of $606,172 and $386,835, respectively, to maintain reserves considered adequate for losses anticipated from remaining outstanding delinquent lease receivables.

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

         The net deferred tax asset as of April 30, 1996 includes deferred tax assets (liabilities) attributable to the following temporary deductible (taxable) differences:

         Operating lease method vs. direct financial method     $ 2,889,500
         Provision for doubtful lease receivables                   596,600
         Operating loss carryforward                              9,173,000
         Other                                                      (32,600)
                                                                -----------
         Net deferred tax asset                                  12,626,500
         Valuation allowance                                    (12,626,500)
                                                                -----------
         Net deferred tax asset after valuation allowance       $       ---
                                                                ===========

         A valuation allowance was considered necessary since it is more likely than not that the company will not realize the tax benefits of the deductible differences and operating loss carryforward. A valuation allowance was required as of April 30, 1996 due to the net operating loss carryover of approximately $26,979,000 and investment tax credit carryover of approximately $1,075,000, and due to the valuation allowance for the carryforwards there is no net change in deferred tax assets for the six months ended October 31, 1996.

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED OCTOBER 31, 1996 AND 1995

REVENUES FROM LEASE CONTRACTS

    Total revenues from direct finance leases for the six months ended October 31, 1996 decreased 4.0% or $75,785 as compared to the six months ended October 31, 1995. This decrease occurred even though the amount of outstanding lease receivables increased due to a change in the composition of the aging of the
lease portfolio.   See the paragraph below for a further explanation of the
rate growth of lease revenue in comparison to growth in the outstanding lease portfolio during a period of increasing lease volume. Aggregate new lease receivables entered increased $1,308,694 or 25.02% to $6,540,025 for the six months ended October 31, 1996 from $5,231,331 for the six months ended October 31, 1995. Management attributes this increase to its marketing strategy that emphasizes "private label" leasing programs with manufacturers. The Company expects this increase to continue throughout the fiscal year to further increase lease volume beyond current levels. See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses", below.

    Unearned income during the six months ended October 31, 1996 increased by $429,157 after having decreased $46,169 during the six months ended October 31, 1995. During the six month periods ended October 31, 1996 and 1995, the gross rents charged over the "net investment" in direct finance leases were 144%.
The recognition of direct finance lease income reflects the composite aging of the underlying leases in the portfolio, as well as application of FAS No. 91, to outstanding leases after May 1, 1988 which affects leases originated after April 30, 1988, and changes the method used to recognize income and expense items. FAS No. 91 does not change the total income and expenses ultimately to be recognized from each transaction. Further increases in new lease volume are expected to increase the levels of unearned income in the future. During a period in which the rate of growth of new lease volume increases, the growth rate of net lease revenue in that period will be less than the rate of growth in new lease volume, as income earned from new lease volume is recognized over the term of each lease contract and not necessarily in the year the contract is entered.

    The Company is continuing to increase its efforts to contact new equipment vendors to further increase the level of new business. As noted below, in an effort to further increase new business during the current fiscal year, the Company has been contacting equipment manufacturers with the expectation that it will jointly market its leasing services to the customers by using its in-house printing and direct-mail facilities, and when warranted, create a "private label lease program" specifically for a given manufacturer. See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses", below.

    The limited use of the operating lease equipment program resulted in $11,977 of equipment being purchased for operating leases for the six months ended October 31, 1996, in comparison to $13,031 for the six months ended October 31, 1995. Operating lease rental income decreased by $1,723 in the six months ended October 31, 1996 as compared to the six months ended October 31, 1995, primarily due to a reduction in the purchase of equipment.

INTEREST EXPENSE

    For the six months ended October 31, 1996, interest expense increased $209,462 or 8.73% as compared to the six months ended October 31, 1995. Management attributes the increase to additional debt securities outstanding and excess funds on hand from sale of debt securities awaiting investment in new lease receivables, offset in part by the increase in interest income from its investment in short-term U.S. government securities having maturities of three months. Excess funds are maintained in highly liquid U.S. government securities, which currently yield less interest income than the interest expense being paid on debt securities from which the excess funds were provided. Total interest expense (disregarding interest income of $187,742 and $249,877, respectively, during the six month periods ended October 31, 1996 and
1995) averaged 9.3% on average total borrowings (including accrued interest) of $59,996,502 for the six months ended October 31, 1996 as compared to 9.4% on average total borrowings (including accrued interest) of $56,592,036 for the six months ended October 31, 1995. The interest rate on three month U.S. Treasury Bills was 5.04% at October 31, 1996 which represents a decrease of
 .27% over the 5.31% rate on similar securities at October 31, 1995.

OTHER EXPENSES

    Lease origination expenses increased 19.8% or $107,181 for the six months ended October 31, 1996, compared to the corresponding period ended a year earlier. Lease origination expenses, including capitalized commissions paid, were 10.5% of new direct financing lease receivables during the six months ended October 31, 1996 as compared to 11.0% for the six months ended October 31, 1995. The company's efforts in increasing new lease volume are continuing and at the same time the company is attempting to reduce these costs whenever possible without compromising its goals. See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses". During the six months ended October 31, 1996 and 1995, commissions of $34,795 and $31,791, respectively, were paid and included as lease origination expenses during the period. The Company believes that increasing new leases generated from repeat vendors and increasing the number of new vendors utilizing its leasing services that are being attracted through its marketing efforts will assist to decrease the overall percentage of total lease origination costs in comparison to new lease volume in the future.

    General and administrative expenses increased by $19,014 or 1.8% for the six months ended October 31, 1996, as compared to the corresponding period in 1995, due to increased recognition of amortized expenses associated with the sale of debt securities by the Company and ELCOA.

    An allowance for doubtful direct finance lease receivables is maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by the provisions charged to operating expense and reduced by charge-offs. Total write-offs charged against this reserve for the six months ended October 31, 1996 and 1995 were $670,686 and $467,414, respectively. See Footnote 2 to the Interim Consolidated Financial Statements. For the six months ended October 31, 1996 and 1995, the Company recognized expenses of $606,172 and $386,835 respectively, for its doubtful lease receivable provisions. This provision was recognized in order to maintain an adequate allowance, based upon management's belief and historical experience, for anticipated delinquencies and impairments from doubtful direct finance lease receivables outstanding as of October 31, 1996 and 1995. Management is continuing its efforts in pursuit of collections of all past due lease receivables.

FURTHER REFINEMENTS IN MARKETING STRATEGY AND EFFORTS TO REDUCE OPERATING
LOSSES

    Management initiated certain measures to refine its marketing strategy during the first six months of the current fiscal year that it believes may result in an increase in the levels of new leases to be generated in the future. The Company must increase the level of new leases and control its costs of lease origination and administration in order to reduce its operating losses. As discussed in Form 10-K for the fiscal year ended April 30, 1996 as further updated below, these efforts are continuing.

    During the fiscal year April 30, 1995, the Company focused on increasing the number of manufacturers to develop mutual relationships in promoting leasing as a tool to increase sales of equipment manufactured by these cooperative companies. Although the Company attempted to hire additional in-house personnel to handle the solicitation efforts in locating and nurturing relationships with equipment manufacturers, management determined that personal face-to-face contact with senior level management of equipment manufacturers was necessary to initiate an ongoing relationship on a co-operative basis.

    As of November 30, 1996, 91 manufacturers have entered into co-operative manufacturer agreements with the Company, of which 69 have adopted the private label lease program. The Company is unable to quantify with any certainty the specific results of new leases generated from direct mail or telephone contact, but maintains records reflecting the amount of new leases generated from its cooperative efforts with equipment manufacturers. While for the fiscal year ended April 30, 1995, the results of these efforts were negligible, during the 12 months ended April 30, 1996, 213 leases aggregating $1,479,131 or 15% of total new leases were generated directly form cooperative manufacturers and those adopting the private label lease program. As there is a delay between the time that a manufacturer agrees to the Company's efforts and when new leases begin to be generated of at least six months in order to initiate the program throughout each manufacturer's distribution network, monthly lease volume is expected to increase during fiscal year 1997. While the average new lease receivables entered monthly were approximately $835,000 per month during the fiscal year ended April 30, 1996, average new lease volume during the six months ended October 31, 1996 was $1,090,000. Management attributes this growth in new lease volume during the current fiscal year to these efforts.

Most manufacturers have minimum sales of $5,000,000 annually, and range as high as $1 billion or more. The Company expects to continue these specific marketing efforts to increase the number of manufacturers who will utilized these services through the efforts of its in-house personnel. In this way, the Company accepts responsibility for the origination, servicing, and funding for lease transactions from each manufacturer for new leases from the manufacturers' distributors using the Company's forms and documentation customized with the equipment manufacturers' name. The Company uses its in-house printing and direct mail facilities to produce flyers and brochures to be distributed throughout each manufacturer's sales distribution network illustrating the benefits of leasing, to facilitate sales of the manufacturer's equipment.

    The Company estimates that the time delay between the first solicitation of a manufacturer's sales distribution network and the receipt of new lease applications can range from three to six months as the solicitation process to newly engaged manufacturers is initiated. Although the lack of significant new lease growth during the fiscal year ended April 30, 1996 can be attributed in part to this delay, the Company is encouraged by the initial positive reaction received from the equipment manufacturers, and intends to further emphasize this program during the fiscal year ended April 30, 1997 as a means towards increasing new lease volume. The average new lease receivable entered during the three fiscal years ended April 30, 1996 increased from $4,536 to $5,333, representing an increase of approximately 18% over the period. During the six months ended October 31, 1996, the average new lease receivable further increased to $5,788. This growth in the average size of new leases is directly attributable to the size of new leases being generated from the efforts of co-operative equipment manufacturers, some of which sell equipment retailing in excess of $25,000 to larger companies. Management expects the size of its average new lease receivables to increase during the fiscal year ending April 30, 1997 as a result of the size and types of equipment sold by the manufacturers that have entered into agreements with the Company to solicit their sales distribution network.

    In addition to continued efforts in the manufacturer Co-Operative Program, the Company has initiated new efforts to refine its marketing strategy and further increase lease volume. During the six months ended October 31, 1996 the Company has introduced industry specified mailings to manufacturers who have been identified as having a potential for repeat business. Also during the current period, the Company has introduced a special incentive program aimed at specified branch offices to entice new and repeat business. The Company has also decided to reconsider lease applications from leasing brokers to increase volume. As of December 1, 1996, the Company has agreed to consider leases originated from 24 brokers, and this number is expected to continue to increase.

COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995

REVENUES

    Total revenues from direct financing leases for the three months ended October 31, 1996 decreased 2.2% or $20,692 as compared to the three months ended October 31, 1995. This reduction occurred as a result of changes in composition of the outstanding lease portfolio during this period of growth. Aggregate new lease receivables entered increased to $3,455,800 for the three months ended October 31, 1996 as compared to $2,730,560 for the three months ended October 31, 1995, as a result of leases generated through the Company's cooperative efforts with equipment manufacturers. See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses", above. Unearned income from outstanding direct finance leases increased by $325,802 during the three months ended October 31, 1996, after having increased by $65,210 during the three months ended October 31, 1995.

INTEREST EXPENSE

    For the three months ended October 31, 1996, interest expense increased $96,833 or 8.0% as compared to the three months ended October 31, 1995. Management attributes this increase to additional debt securities outstanding and excess funds on hand from sale of debt securities awaiting investment in new lease receivables, offset in part by the increase in interest income from its investment in short-term U.S. government securities having maturities of three months or less. Excess funds are maintained in highly liquid U.S. Government securities of three month maturities, which currently yield less interest income than the interest expense being paid on excess funds. Total interest expense (disregarding interest income of $89,368 and $130,494 during the three month periods ended October 31, 1996 and 1995, respectively) averaged 9.3% on average total borrowings (including accrued interest) of $60,564,297 and $57,676,403 for the three months ended October 31, 1996 and 1995, respectively.

OTHER EXPENSES

    Lease origination expense increased 6.5% or $17,619 for the three months ended October 31, 1996 compared to the corresponding period ended a year earlier. Lease origination expenses, including capitalized commissions paid outside leasing brokers, were 8.9% of new financing lease receivables during the three months ended October 31, 1996 as compared to 10.5% for the three months ended October 31, 1995. This percentage decrease occurred because lease origination expenses did not increase at the same rate as new lease volume. In addition, $16,283 and $13,819 in commissions paid during the three months ended October 31, 1996 and 1995, respectively, were capitalized and not charged to expense.

    General and administrative expenses decreased by $27,410 or 4.75% for the three months ended October 31, 1996, as a result of reductions in the amortization of solicitation and registration costs associated with the Company's debt securities.

    An allowance for doubtful direct finance lease receivables is maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by the provisions charged to operating expense and reduced by charge-offs. As a result of the Company's extensive review of the collectibility of all past due accounts during the three months ended October 31, 1996, write-offs of delinquent lease receivables were $353,375, in comparison to $249,776 during the three months ended October 31, 1995. The Company provided additional provisions against these reserves in the amount of $290,568 and $196,639, respectively, during the three month periods ended October 31, 1996 and 1995. See Footnote 2 to the Interim Consolidated Financial Statements for a more detailed discussion of the accounting for the provision for uncollectable accounts.

CAPITAL RESOURCES AND LIQUIDITY

    The Company has financed its growth to date primarily from proceeds of debt securities offered to the public. The Company has not experienced any difficulty in financing the purchase of equipment that it leases at current levels.

    Taking into consideration new business, the Company's cash and unhypothecated leases on hand, anticipated renewal of a portion of the Company's borrowings, anticipated sales of senior debt and other resources, it is management's opinion that its cash will be sufficient to conduct its business and meet its anticipated obligations during the current fiscal year. No assurance can be given that the redemption of senior and subordinated borrowings will not exceed the Company's expectation or that a substantial portion of its offering of Senior Thrift Certificates or the offering by Equipment Leasing Corporation of America of its Demand and Fixed Rate Certificates will be sold. Decreased proceeds from debt securities during the six months ended October 31, 1996 resulted from sales of the Company's Senior Thrift Certificates and ELCOA's Demand and Fixed Rate Certificates being suspended effective September 1, 1996, pending the declaration of effectiveness of a new registration statement and post-effective amendment, respectively, which is expected to occur during December, 1996.

    In view of the Company's history of losses, the uncertainty with respect to future interest rates to holders of its unsecured borrowings, the potential redemption of senior and subordinated borrowings and the uncertainty as to the sale of its offering of Senior Thrift Certificates, and of the sale of the Demand and Fixed Rate Certificates, management is unable to estimate the Company's future profitability and liquidity beyond the current fiscal year.
If the Company continues to have losses, it may have difficulty in servicing its debt in future years. Management attributes its losses during the current fiscal year to the size of its lease portfolio relative to its fixed costs, including interest on outstanding debt. Management is currently exploring various means of increasing its new leases entered and the outstanding lease portfolio. See "Consolidated Statements of Cash Flows" on page 5 of this report for an analysis of the sources and uses of cash by the Company during the six month periods ended October 31, 1996 and 1995, respectively. See also "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses" on page 11 of this report on Form 10-Q.

    For a complete discussion of liquidity and capital resources for the fiscal year ending April 30, 1996, reference is made to the "Capital Resources and Liquidity" section of Form 10-K filed on July 26, 1996 amended on September 11, 1996 and December 20, 1996 for the fiscal year ended April 30, 1996.

                                    PART II

                               OTHER INFORMATION


ITEM 5. OTHER INFORMATION

    On July 30, 1996, September 11, 1996, and December 23, 1996 the Company filed a new registration statement and amendments, respectively, to register for sale to the public the principal amount of $40,000,000 in principal amount of Senior Thrift Certificates. (SEC File #333-09145). The offering of these debt securities is expected to be declared effective during December, 1996 or January, 1997 after which the offering to the public will re-commence.

    On July 30, 1996, September 11, 1996, and December 23, 1996 the company's wholly-owned subsidiary, ELCOA, filed post-effective amendments to its registration statement to register for sale to the public the remaining $45,200,000 in principal amount of its Demand and Fixed Rate Certificates (SEC File #333-02497). The offering of these debt securities is expected to be declared effective during December, 1996 or January, 1997 after which the offering to the public will re-commence.

    The amendments to the registration statements noted above that were filed on December 23, 1996 included restated consolidated financial statements for the three fiscal years ended April 30, 1996. In this regard, the Company and ELCOA filed amended annual reports on Form 10-K on December 23, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

    There were no reports on Form 8-K filed during the six month period ended October 31, 1996.

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