Form 10-Q
period 1997-01-31
WALNUT EQUIPMENT LEASING CO INC
filed 1997-03-17
CIK 312259

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended January 31, 1997
                                   ----------------
    or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from --------------- to -------------------

    Commission File Number:  33-16599
                             --------

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of February 15, 1997: $1.00 par value common stock - 1,000 shares.

                       WALNUT EQUIPMENT LEASING CO., INC.

                                     INDEX
                                     -----

Part I.  Financial Information                                  Page Number
------------------------------                                  -----------
    Item 1. Financial Statements

         Consolidated Balance Sheets; January 31, 1997
         (unaudited) and April 30, 1996                               1

         Consolidated Statements of Operations;
         Nine months ended January 31, 1997 and
         1996 (unaudited) and Three months ended
         January 31, 1997 and 1996 (unaudited)                        3

         Consolidated Statement of Changes in
         Shareholders' Deficit; Nine months ended
         January 31, 1997 (unaudited)                                 4

         Consolidated Statements of Cash Flows;
         Nine months ended January 31, 1997 and
         1996 (unaudited)                                             5

         Notes to Consolidated Financial Statements                   7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                9



                          WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS

                                                    January 31, 1997    April 30, 1996
                                                     ---------------    --------------
                                                      (unaudited)
ASSETS

Direct finance Leases:
    Aggregate future amounts receivable
      under lease contracts                          $  20,121,142      $ 18,423,816
    Estimated residual value of equipment                1,534,573         1,704,915
    Initial direct costs, net                              571,612            474,059
    Less:
      Unearned income under lease contracts             (4,463,210)      ( 3,829,859)
      Advance payments                                    (596,780)         (568,715)
                                                     -------------      ------------
                                                        17,167,337        16,204,216
      Allowance for doubtful lease receivables          (2,112,375)       (2,069,855)
                                                     -------------       ------------
                                                        15,054,962        14,134,361
                                                     -------------       ------------
Operating Leases:
    Equipment at cost, less accumulated depreciation of
      $21,583 and $14,413, respectively                     20,548            19,420
    Accounts receivable                                      5,869             1,112

Cash and cash equivalents                                2,766,203         9,207,905
Other assets (Includes $618,293 paid to or receivable
  from related parties at April 30, 1996)                1,119,333         1,132,587
                                                     -------------       ------------

    Total assets                                     $  18,966,915       $ 24,495,385
                                                     =============      ============















                                         SEE ACCOMPANYING NOTES
                                                  -1-

                          WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS - (Continued)

                                                     January 31, 1997    April 30, 1996
                                                     ----------------    --------------
                                                        (unaudited)


LIABILITIES

Amounts payable to equipment suppliers                  $   830,556      $    802,956
Other accounts payable and accrued expenses                 240,502           268,169
Demand, Fixed Rate and Money Market Thrift
   Certificates (Includes $183,805 at
   April 30, 1996 payable to related parties)            24,716,644         26,407,959
Senior Thrift Certificates (includes $812,773
   at April 30, 1996 payable to related parties)         21,072,761        21,394,687
Subordinated Thrift Certificates
   (Includes $397,136 at April 30, 1996 payable
   to related parties)                                    5,372,147         5,523,118
Accrued interest                                          7,645,963         6,309,733
Subordinated debentures (Includes $4,000 at
   April 30, 1996 payable to related parties)                   ---             4,000
                                                        -----------        -----------
                                                         59,878,573        60,710,622
                                                        -----------        -----------
SHAREHOLDERS' DEFICIT

Prime Rate Cumulative Preferred Shares,
   $1 par value, $100 per share liquidation
   preference, 50,000 shares authorized, 281
   shares, issued and outstanding (liquidation
   preference $28,100)                                          281               281
Adjustable Rate Cumulative Preferred Shares,
   $1 par value, $1000 per share liquidation
   preference.  1,000 shares authorized, 275
   shares issued and outstanding (liquidation
   preference $275,000)                                         275               275
Common stock, $1.00 par value, 1,000 shares
   authorized, issued and outstanding                       101,500           101,500
Accumulated Deficit                                     (41,013,714)      (36,317,293)
                                                        -----------        -----------
                                                        (40,911,658)      (36,215,237)
                                                        -----------        -----------
    Total liabilities and shareholders' deficit         $18,966,915        $24,495,385
                                                        ===========       ===========




                                  See accompanying notes
                                           -2-

                                                WALNUT EQUIPMENT LEASING CO., INC.
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    For The Nine Months Ended January 31,  For The Three Months Ended January 31,
                                                          1997              1996                 1997                 1996
                                                       -----------       -----------          -----------          -----------
                                                       (unaudited)       (unaudited)          (unaudited)          (unaudited)
Revenue:
  Income earned under direct finance lease contracts   $ 2,720,734        $ 2,821,202          $   878,863          $   903,546

  Operating lease rentals                                   21,924             14,187               11,552                2,092
                                                       -----------        -----------          -----------          -----------
  Total revenue                                          2,742,658          2,835,389              890,415              905,638

Costs and expenses:
  Interest Expense (net)                                 3,924,669          3,637,212            1,313,862            1,235,867

  Lease origination expenses                               955,403            829,932              306,393              288,103

  General and administrative expenses                    1,609,047          1,648,064              507,965              565,996

  Provision for doubtful lease receivables                 939,295            579,213              333,123              192,378

  Depreciation of operating lease equipment                 10,665              5,175                3,555                2,178
                                                       -----------        -----------          -----------          -----------
  Total costs and expenses                               7,439,079          6,699,596            2,464,898            2,284,522
                                                       -----------        -----------          -----------          -----------
Loss from operations before provision for
  federal and state income taxes                        (4,696,421)        (3,864,207)          (1,574,483)          (1,378,884)

Provision for ferderal and state income taxes
  (See Note 2)                                                 ---                ---                  ---                  ---
                                                       -----------        -----------          -----------          -----------
Net Loss (See Note 2)                                  $(4,696,421)       $(3,864,207)         $(1,574,483)         $(1,378,884)
                                                       ===========        ===========          ===========          ===========






                                                      SEE ACCOMPANYING NOTES
                                                                3

                                                    WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                                         Prime Rate              Adjustable Rate          Total
                                         Cumulative              Cumulative               Common    Accumulated      Shareholders'
                                         Preferred Shares        Preferred Share          Stock     Deficit          Deficit
                                         ----------------        ----------------         -------   -------------     ------------
                                         No. of Shares           No. of Shares

                                         Issued    Amount        Issued    Amount
                                         ----------------        ----------------
Balance, April 30, 1996                   281     $   281          275     $  275         $101,500  $(36,317,293)   $(36,215,237)

Net loss for the nine month
  period ended January 31, 1997
  (unaudited)                             ---         ---          ---        ---              ---    (4,696,421)     (4,696,421)

                                         ----        ----         ----    -------         --------   ------------     ------------
Balance, January 31, 1997 (unaudited)     281     $   281          275    $   275         $101,500  $(41,013,714)   $(40,911,658)
                                         ====     =======         ====    =======         ========   ============    ============












                                                                   SEE ACCOMPANYING NOTES

                                                                             4

                        WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the Nine Months Ended January 31,
                                                1997                1996
                                             -----------         -----------
                                             (unaudited)         (unaudited)
OPERATING ACTIVITIES
--------------------
Net Loss                                     $(4,696,421)        $(3,864,207)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
    Depreciation                                  10,665               5,175
    Amortization of Deferred Debt Expenses        74,314              95,274
    Provision for doubtful
    Lease receivables                            939,295             579,213
Effects of Changes
in other Operating Items:
    Accrued Interest                           1,336,230             848,819
    Amounts Payable to Equipment Suppliers        27,600             113,354
    Other (net), principally
      increase in other Assets                   (88,543)            (62,553)
                                             -----------         -----------
Net Cash Used in Operating Activities         (2,396,860)         (2,284,925)
                                             -----------         -----------


INVESTING ACTIVITIES
--------------------
Excess of Cash Received Over Lease Income
    Recorded                                   5,006,067           5,269,296
Increase (Decrease) in Advance Payments           28,065             (11,530)
Purchase of Equipment for Lease               (6,910,762)         (5,354,517)
                                             -----------         -----------
Net Cash Used in Investing Activities        $(1,876,630)        $   (96,751)
                                             -----------         -----------













                                 SEE ACCOMPANYING NOTES
                                           5


                WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                           For the Nine Months Ended January 31,
                                                 1997               1996
                                              -----------        -----------
                                              (unaudited)        (unaudited)

FINANCING ACTIVITIES
--------------------
Proceeds for Issuance of:
    Demand, Fixed Rate and Money
      Market Thrift Certificates             $ 3,351,242        $ 7,168,313
    Senior Thrift Certificates                 2,424,200          4,508,455
Redemption of:
    Demand, Fixed Rate, and Money
      Market Thrift Certificates              (5,042,557)        (5,195,690)
    Subordinated Thrift Certificates            (150,971)          (416,439)
    Senior Thrift Certificates                (2,746,126)        (2,733,260)
    Subordinated Debentures                       (4,000)            (1,858)
                                             -----------         -----------
Net Cash Provided By (used in)
    Financing Activities                      (2,168,212)         3,329,521
                                             -----------         -----------
Increase (Decrease) in Cash
    and Cash Equivalents                      (6,441,702)           947,845
Cash and Cash Equivalents,
    Beginning of Year                          9,207,905          8,957,949
                                             -----------         -----------
Cash and Cash Equivalents,
    End of Year                              $ 2,766,203        $ 9,905,794
                                             -----------         -----------

















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

2.  ACCOUNTING POLICIES

    METHOD OF CONSOLIDATION

    The unaudited interim consolidated financial statements of Walnut Equipment Leasing Co., Inc. for the nine month periods ended January 31, 1997 and 1996, respectively, include the operating results of its wholly-owned subsidiary, Equipment Leasing Corporation of America ("ELCOA"). All intercompany items have been eliminated for purposes of preparing the consolidated financial statements contained herein.

    ACCOUNTING FOR LEASES

    The Company's lease contracts provide for total noncancellable rentals which exceed the cost of the leased equipment plus anticipated financing charges and, accordingly, are accounted for as financing leases. At the inception of each new lease, the Company records the gross lease receivable, the estimated residual value of the leased equipment, and the unearned lease income. The unearned lease income represents the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment leased. For leases originated after April 30, 1988, the Company has changed its method of accounting to conform with the requirements of FAS No. 91 "Accounting for Non Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases". Under this method, commissions paid in the amounts of $59,375 and $41,286 for the nine months ended January 31, 1997 and 1996, respectively, were accounted for as part of the Investment in Direct Financing leases.

    Unearned income is earned and initial direct costs are amortized to direct finance lease income using the interest (or "effective") method over the term of each lease.

         An allowance for doubtful direct finance lease receivables has been maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by provisions charged to operating expense and reduced by charge-offs based upon a periodic evaluation, performed at least quarterly, of delinquent finance lease receivables. Total write-offs charged against this reserve for the nine months ended January 31, 1997 and 1996 were $896,775 and $660,908 respectively, while the Company increased these reserves by charges of $939,295 and $579,213, respectively, to maintain reserves considered adequate for losses anticipated from remaining outstanding delinquent lease receivables.

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
                                                                ===========

    A valuation allowance was required as of April 30, 1996 due to the net operating loss carryover of approximately $26,979,000 and investment tax credit carryover of approximately $1,075,000, and due to the valuation allowance for the carryforwards there is no net change in deferred tax assets for the nine months ended January 31, 1997.

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

    COMPARISON OF NINE MONTHS ENDED JANUARY 31, 1997 AND 1996

    REVENUES FROM LEASE CONTRACTS

         Total revenues from direct finance leases for the nine months ended January 31, 1997 decreased 3.6% or $100,468 as compared to the nine months ended January 31, 1996. This decrease occurred even though the amount of outstanding lease receivables increased during the nine months ended Janaury 31, 1997. Management attributes the decrease in total revenues to a change in the composition of the aging of the outstanding lease portfolio. See the paragraph below for a further explanation of the variances in the rate of growth of lease revenue in comparison to growth in the outstanding lease portfolio during a period of increasing lease volume. Aggregate new lease receivables entered increased $2,293,949 or 31.4% to $9,591,660 for the nine months ended January 31, 1997 from $7,297,711 for the nine months ended January 31, 1996. Management attributes this increase to its marketing strategy that emphasizes direct mail solicitation of its leasing programs through manufacturers and other identified groups of equipment vendors. The Company expects this increase to continue throughout the fiscal year and to further increase lease volume beyond current levels. See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses", below.

         Unearned income during the nine months ended January 31, 1997, net of initial direct costs, increased by $535,798 in comparison to a decrease of $261,115 for the nine months ended January 31, 1996. During the nine month periods ended January 31, 1997 and 1996, the gross rents charged over the "net investment" in direct finance leases were 146% and 144%, respectively. The recognition of direct finance lease income reflects the composite aging of the underlying leases in the portfolio, as well as application of FAS No. 91, to outstanding leases after May 1, 1988 which affects leases originated after April 30, 1988, and changes the method used to recognize income and expense items. FAS No. 91 does not change the total income and expenses ultimately to be recognized from each transaction. Further increases in new lease volume are expected to increase the levels of unearned income in the future. During a period in which the rate of growth of new lease volume increases, the growth rate of net lease revenue in that period will be less than the rate of growth in new lease volume, as income earned from new lease volume is recognizd over the term of each lease contract and not necessarily in the year the contract is entered. The Company is continuing to increase its efforts to contact new equipment vendors to further increase the level of new business. As noted below, in an effort to further increase new business, the Company has contacted equipment manufacturers with the expectation that it would jointly market its leasing services to the customers by using its in-house printing and direct-mail facilities, and when warranted, create a "private label lease program" specifically for a given manufacturer, and target other homogeneous groups of equipment sellers with direct mail solicitations.
    See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses", below.

         The limited use of the operating lease equipment program resulted in $11,977 of equipment being purchased for operating leases for the nine months ended January 31, 1997, and $23,133 for the nine months ended January 31, 1996. Operating lease rental income increased by $7,737 in the nine months ended January 31, 1997 as compared to the nine months ended January 31, 1996.

    INTEREST EXPENSE

         For the nine months ended January 31, 1997, interest expense increased $287,457 or 7.9% as compared to the nine months ended January 31, 1996. Management attributes the increase to additional debt securities outstanding and excess funds on hand from sale of debt securities awaiting investment in new lease receivables, and a decrease in interest income from its investment in short-term U.S. government securities having three month maturities. Excess funds are maintained in highly liquid U.S. Government Securities, which currently yield less interest income than the interest expense being paid on debt securities from which the excess funds were provided. Total interest expense (disregarding interest income of $237,750 and $374,585, respectively, during the nine month periods ended January 31, 1997 and 1996) averaged 9.37% on average total borrowings (including accrued interest) of $59,223,506 for the nine months ended January 31, 1997 as compared to 9.41% on average total borrowings (including accrued interest) of $56,837,595 for the nine months ended January 31, 1996. The interest rate on three month U.S. Treasury Bills was 5.0% at January 31, 1997 and 1996.

    OTHER EXPENSES

         Lease origination expenses increased 15.1% or $125,471 for the nine months ended January 31, 1997, compared to the corresponding period ended a year earlier, as a result of increased costs associated with the Company's direct mail marketing program and an additional employee hired to supervise the Company's advertising department. Lease origination expenses, including capitalized commissions paid, were 10.6% of new direct financing lease receivables during the nine months ended January 31, 1997 as compared to 11.9% for the nine months ended January 31, 1996. The decreased percentage in the period ended January 31, 1997 is primarily the result of relatively fixed costs in a period of increasing lease volume. The Company's efforts in increasing new lease volume are continuing, and at the same time the Company is attempting to minimize these costs whenever possible. See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses". During the nine months ended January 31, 1997 and 1996, commissions of $59,375 and $41,286, respectively, were paid and capitalized as initial direct costs. The Company believes that increasing new leases generated from repeat vendors and increasing the number of new vendors utilizing its leasing services that are being attracted through its marketing efforts, will assist to further decrease the overall percentage of total lease origination costs in comparison to new lease volume in the future.

         General and administrative expenses decreased by $39,017 or 2.4% for the nine months ended January 31, 1997, as compared to the corresponding period in 1996, due in part to expenses associated with the sale of debt securities by the Company and ELCOA which were suspended from September 1, 1996 to January 31, 1997. See "Other Information" below.

         An allowance for doubtful direct finance lease receivables is maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by the provisions charged to operating expense and reduced by charge-offs. Total write-offs charged against this reserve for the nine months ended January 31, 1997 and 1996 were $896,775 and $660,908, respectively. See Footnote 2 to the Interim Consolidated Financial Statements. For the nine months ended January 31, 1997 and 1996, the Company recognized expenses of $939,295 and $579,213 respectively, for its doubtful lease receivable provisions. These provisions were recognized in order to maintain an adequate allowance, based upon management's belief and historical experience, for anticipated delinquencies and impairments from doubtful direct finance lease receivables outstanding as of January 31, 1997 and 1996. During the nine months ended January 31, 1997, the company re-analyzed its method of calculating its allowance for doubtful lease receivables which resulted in the restatement of the allowance for the previous five years in addition to increasing the provision for the current nine month period. In this regard, reference is made to Footnote 12 to the Consolidated Financial Statements for the three fiscal years ended April 30, 1996, included in Form 10-K/A as filed December 23, 1996. Management is continuing in its efforts in pursuit of collections of all past due lease receivables.

    FURTHER REFINEMENTS IN MARKETING STRATEGY AND EFFORTS TO REDUCE OPERATING LOSSES

         Management has continued to refine its marketing strategy during the first nine months of the current fiscal year that it believes resulted in an increase in new leases originated during the period and may result in an increase in the levels of new leases to be generated in the future. The Company must increase the level of new leases and control its costs of lease origination and administration in order to reduce its operating losses. As discussed in Form 10-K for the fiscal year ended April 30, 1996 as further updated below, these efforts are continuing.

         During the fiscal year April 30, 1995, the Company focused on increasing the number of manufacturers to develop mutual relationships in promoting leasing as a tool to increase sales of equipment manufactured by these cooperative companies. As of November 30, 1996, 91 manufacturers had entered into co-operative manufacturer agreements with the Company, of which 69 have adopted the private label lease program. The Company uses its in-house printing and direct mail facilities to produce flyers and brochures to be distributed throughout each manufacturer's sales distribution network illustrating the benefits of leasing, to facilitate sales of the manufacturer's equipment. During the three months ended January 31, 1997, the Company reassessed its level of success with the manufacturers engaged in this program. Mailings were suspended to those manufacturers where no new leases had been generated as a result of this program. As of March 14, 1997, the Company continues to solicit approximately 35 of these manufacturers on a cooperative basis.

         Beginning in December, 1996, the Company further refined its marketing program by utilizing CD-ROM and other search facilities to identify equipment sellers and branch affiliations without the necessity of contacting the manufacturer before initiating a direct mail program. A series of nine different marketing brochures are sent on a bi-weekly basis to target groups in order to solicit indications of interest for leasing services that the Company provides. Equipment sellers are segregated into homogeneous groups, of which as of March 14, 1997, there were 42 groups comprising approximately 35,000 target vendors. Increased mailing costs during the three months ended January 31, 1997 can be attributed to the increased lease origination costs during this period. The Company notes that as new lease originations increase, the percentage of these marketing costs to total new leases originated have decreased. See "Other Expenses" as disclosed above.

         The Company estimates that the time delay between the first solicitation of either a targeted group or manufacturer's sales distribution network and the receipt of new lease applications can range from three to six months as the solicitation process to newly engaged manufacturers is initiated. Although the lack of significant new lease growth during the fiscal year ended April 30, 1996 can be attributed in part to this delay, the Company is encouraged by the initial positive reaction received from the equipment manufacturers, and intends to further emphasize this program during the fiscal year ended April 30, 1997 as a means towards increasing new lease volume. The average new lease receivable entered during the three fiscal years ended April 30, 1996 increased from $4,536 to $5,333, representing an increase of approximately 18% over the period. During the nine months ended January 31, 1997, the average new lease receivable further increased to $5,965. This growth in the average size of new leases is directly attributable to the size of new leases being generated from the efforts of solicitation efforts with equipment vendors and manufacturers, some of which sell equipment retailing in excess of $25,000 to larger companies. Management expects the size of its average new lease receivables to continue to increase during the fiscal year ending April 30, 1997 as a result of the size and types of equipment sold by the manufacturers that have entered into agreements with the Company to solicit their sales distribution network.

         In addition to continued efforts in the manufacturer Co-Operative Program, the Company will continue to refine its marketing strategy to further increase lease volume. During the three months ended January 31, 1997 the Company has introduced industry specified mailings to manufacturers who have been identified as having a potential for repeat business. Also during that current period, the Company has introduced a special incentive program aimed at specified branch offices to entice new and repeat business. The Company has also decided to reconsider lease applications from leasing brokers on a selective basis to increase volume.

    COMPARISON OF THREE MONTHS ENDED JANUARY 31, 1997 AND 1996

    REVENUES

         Total revenues from direct financing leases for the three months ended January 31, 1997 decreased 2.7% or $24,683 as compared to the three months ended January 31, 1996. This decrease occurred as a result of changes in composition of the outstanding lease portfolio during this period of growth. Aggregate new lease receivables entered increased to $3,051,635 or 47.7% for the three months ended January 31, 1997 as compared to $2,066,380 for the three months ended January 31, 1996 as a result of leases generated through the Company's marketing efforts described above. See "Further Refinements in Marketing Strategy". Deferred income from outstanding direct finance leases increased by $204,194 during the three months ended January 31, 1997, after having decreased by $214,946 during the three months ended January 31, 1996.

    INTEREST EXPENSE

         For the three months ended January 31, 1997, interest expense increased $77,995 or 6.3% as compared to the three months ended January 31, 1996. Management attributes this increase to additional debt securities outstanding and the decrease in interest income from its investment in short-term U.S. government securities having three month maturities.
    Excess funds are maintained in highly liquid U.S. Government securities of three month maturities, which currently yield less interest income than the interest expense being paid on excess funds. Total interest expense (disregarding interest income of $50,008 and $124,708 during the three month periods ended January 31, 1997 and 1996, respectively) averaged 9.2% on average total borrowings (including accrued interest) of $59,580,511 for the three months ended January 31, 1997 as compared to 9.3% on average total borrowings (including accrued interest) of $58,681,206 for the three months ended January 31, 1996.

    OTHER EXPENSES

         Lease origination expense increased 6.3% or $18,290 for the three months ended January 31, 1997 compared to the corresponding period ended a year earlier. Lease origination expenses, including capitalized commissions paid outside leasing brokers, were 10.9% of new financing lease receivables during the three months ended January 31, 1997 as compared to 14.4% for the three months ended January 31, 1996. This increase in costs resulted from the costs associated with the Company's direct mail efforts in cooperation with equipment manufacturers and other targeted groups of equipment vendors during the three months ended January 31, 1997. The percentage decrease in lease origination expenses as a percentage of newly originated finance leases is the result of relatively fixed costs in a period of growth of the outstanding lease portfolio. In addition, $24,580 and $9,495 in commissions were paid during the three months ended January 31, 1997 and 1996, respectively, and were capitalized as initial direct costs.

         General and administrative expenses decreased by $58,031 or 10.3% for the three months ended January 31, 1997, compared to the corresponding period in 1996, due to a decrease in costs associated with the solicitation of certificates. Sales of certificates were suspended from September 1, 1996 to January 31, 1997. See "Other Information" below.

         An allowance for doubtful direct finance lease receivables is maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by the provisions charged to operating expense and reduced by charge-offs. As a result of the Company's extensive review of the collectibility of all past due accounts which continued during the three months ended January 31, 1997, write-offs of delinquent lease receivables were $226,089, in comparison to $193,494 during the three months ended January 31, 1996. The Company provided additional provisions against these reserves in the amount of $333,123 and $192,378, respectively, during the three month periods ended January 31, 1997 and

    1996. See Footnote 2 to the Interim Consolidated Financial Statements for a more detailed discussion of the accounting for the provision for uncollectable accounts.

    CAPITAL RESOURCES AND LIQUIDITY

         The Company has financed its growth to date primarily from proceeds of 3debt securities offered to the public. The Company has not experienced any difficulty in financing the purchase of equipment that it leases at current levels.

         Taking into consideration new business, the Company's cash and unhypothecated leases on hand, cash available from sale of leases to ELCOA, anticipated renewal of a portion of the Company's borrowings, anticipated sales of senior debt and other resources, it is management's opinion that its cash will be sufficient to conduct its business and meet its anticipated obligations during the current fiscal year. No assurance can be given that the redemption of senior and subordinated borrowings will not exceed the Company's expectation or that a substantial portion of its offering of Senior Thrift Certificates or the offering by Equipment Leasing Corporation of America of its Demand and Fixed Rate Certificates will be sold. Decreased proceeds from debt securities during the nine months ended January 31, 1997 resulted from sales of the Company's Senior Thrift Certificates and ELCOA's Demand and Fixed Rate Certificates being suspended from September 1, 1996 until January 31, 1997 pending the declaration of effectiveness of a new registration statement and post-effective amendment, respectively. These Registration Statements were declared effective on January 31, 1997. See "Other Information" below.

         In view of the Company's history of losses, the uncertainty with respect to future interest rates to holders of its unsecured borrowings, the potential redemption of senior and subordinated borrowings and the uncertainty as to the sale of its offering of Senior Thrift Certificates, and of the sale of the Demand and Fixed Rate Certificates, management is unable to estimate the Company's future profitability and liquidity beyond the current fiscal year. If the Company continues to have losses, it may have difficulty in servicing its debt in future years. Management attributes its losses during the current fiscal year to the size of its lease portfolio relative to its fixed costs, including interest on outstanding debt. Management is currently exploring various means of increasing its new leases entered and the outstanding lease portfolio. See "Consolidated Statements of Cash Flows" on page 5 of this report for an analysis of the sources and uses of cash by the Company during the nine month periods ended January 31, 1997 and 1996, respectively. See also "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses on page 11 of this report on Form 10-Q.

         For a complete discussion of liquidity and capital resources for the fiscal year ending April 30, 1996, reference is made to the "Capital Resources and Liquidity" section of Form 10-K filed on July 26, 1996 and amended on September 11, 1996 and December 23, 1996 for the fiscal year ended April 30, 1996.

                                    PART II

                               OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

    On July 30, 1996, September 11, 1996, December 23, 1996, January 21, 1997,
and January 30, 1997 the Company filed a new registration statement and amendments, respectively, to register for sale to the public the principal amount of $40,000,000 in principal amount of Senior Thrift Certificates. (SEC File #333-09145). The offering of these debt securities was declared effective on January 31, 1997 after which the offering to the public re-commenced.

    On July 30, 1996, September 1, 1996, December 23, 1996, January 21, 1997,
and January 30, 1997 the Company's wholly-owned subsidiary, ELCOA, filed post-effective amendments to its registration statement to register for sale to the public the remaining $45,200,000 in principal amount of its Demand and Fixed Rate Certificates (SEC File #333-02497). The offering of these debt securities was declared effective January 31, 1997 after which the offering to the public re-commenced.

    The amendments to the registration statements noted above that were filed on December 23, 1996 included restated consolidated financial statements for the three fiscal years ended April 30, 1996. In this regard, the Company and ELCOA filed amended annual reports on Form 10-K/A on December 23, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

    There were no reports on Form 8-K filed during the three month period ended January 31, 1997.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    March 17, 1997                      WALNUT EQUIPMENT LEASING CO., INC.
    --------------                      ----------------------------------
         Date


                                        /s/  William Shapiro
                                        ----------------------------------
                                        William Shapiro, President and
                                        Chief Financial Officer