Form 10-K405
period 1997-04-30
WALNUT EQUIPMENT LEASING CO INC
filed 1997-08-14
CIK 312259

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the fiscal year ended                              Commission file number
APRIL 30, 1997                                         2-65101

                       WALNUT EQUIPMENT LEASING CO., INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    23-1712443
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

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by
a court.  / X / Yes   /   / No

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    As of July 31, 1997, there were 1,000 shares of the Registrant's common stock, $1.00 par value, outstanding. The Registrant has no other classes of common stock.

                   DOCUMENTS INCORPORATED BY REFERENCE - NONE

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

    As a result of the inability of ELCOA and Walnut to meet requests for redemptions of their respective debt securities on or after July 7, 1997, each company filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Eastern District of Pennsylvania on August 8, 1997. The Company and ELCOA are managing their businesses as debtors-in-possession subject to the control and supervision of the Bankruptcy Court. See "Item 1. Business-Method of Financing", "Item 3. Legal Proceedings", and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

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

    Under terms of the lease contract, the lessees are prohibited from assigning or subletting the equipment or appurtenant lease to any third party without the express written consent of the Company. The lease provides that the Company, in the event of a default by the lessee, may declare the entire unpaid balance of rentals due and payable immediately and may seize and remove the equipment for subsequent sale, release or other disposition. During the fiscal year ended April 30, 1997, the Company entered into 2,210 direct finance leases which had an average initial term of approximately 36 months, representing aggregate contractual lease receivables of $13,063,415. Of these, a technical event of default in the terms of the lease contract occurred in 610 leases having an aggregate contractual lease receivable of $3,114,582, of which 128 having an aggregate contractual lease receivable of $661,304 (included in the 610 leases) were serious enough to require the Company to declare the entire unpaid balance of rentals due and payable immediately. A technical default occurs when lease payments are more than fifteen days in arrears. This problem, while recurring, is to be expected in the ordinary course of business under the contractual method. Management has recently taken steps which may decrease the percentage of lease applications which meet stricter credit criteria which is intended to reduce the likelihood of future delinquencies from new leases. See "Marketing", "Credit Policy," and "Analysis of Delinquencies."

    The Company has, from time to time, leased equipment under renewable leases which do not contemplate full recovery of the Company's original costs during their initial one year term. These leases are referred to as operating leases, intended primarily for large corporate and governmental lessees that are restricted from entering into leases with terms longer than one year. The leases are automatically renewed for an additional year, and so on from year to year, unless terminated upon ninety days' prior written notice. Under the operating lease the lessee is granted an option to purchase the equipment for the original invoice price less a credit for a portion of the rentals paid.
The Company requires equipment vendors to refrain from replacing for two years the equipment should the lessee cancel after the initial one year term. The monthly rental is calculated as 6% of the equipment cost monthly. Total annual rentals charged by the Company equals 72% of the original equipment cost. The repurchase price is equal to the original cost of the equipment, less a credit for a portion of the rentals received from the lessee. There are no assurances that the Company's costs will be recovered. As of April 30, 1997, the net book value of equipment subject to operating leases was $17,303. As of that date, the Company had contracts for operating leases in the aggregate remaining balance of $5,307 all of which are due during the fiscal year ended April 30, 1998.

    The Company (including ELCOA), as of April 30, 1997, owned 6,348 direct financing leases with an aggregate balance of $20,917,123, on a consolidated basis, with an average lease receivable balance of $3,295. Of these leases, 606 had balances between $6,000 and $9,999 with an aggregate balance of $4,475,308, and 258 had balances in excess of $10,000 with an aggregate balance of $4,437,004. Leases over $6,000 accounted for 13.6% of the total number of leases outstanding and 42.6% of the total dollar amount of lease receivables outstanding at April 30, 1997. On occasion, the Company enters into more than one lease agreement with a particular lessee. As of April 30, 1997, the three largest lessees had balances of $142,150, $94,293, and $61,146. Accordingly, no single lessee represents over .7 percent of the outstanding lease portfolio. As of April 30, 1997, ELCOA owned 5,802 direct financing leases which had an aggregate lease receivable balance of $18,409,854, and an average lease receivable balance of $3,173. Of ELCOA's leases, 492 had balances between $6,000 and $9,999 with an aggregate balance of $3,618,625 and 208 had balances in excess of $10,000 with an aggregate balance of $3,544,342.

    The Company purchases its equipment for lease from a variety of equipment vendors located throughout the United States, none of which was responsible for supplying the company with 5% or more of its equipment purchases. See "Marketing". The Company believes it is in a competitive position within its industry because of its ability to carry a large number of small equipment leases through the extensive utilization of electronic data processing and its "back office" facilities. Electronic data processing includes proprietary computer programs developed exclusively for the Company, which enable it to maintain detailed records of each lease contract presently outstanding and can likely service by at least ten fold its present number of contracts without modification. Other "back-office" facilities include credit investigation, documentation, bookkeeping and collection departments, all centrally located in the Company's headquarters which eliminate the need to contract outside services to perform these duties now and in the future. However, future growth is dependent upon sources of obtaining adequate financing for the cost of newly acquired equipment. See "Methods of Financing."

    During the three fiscal years ended April 30, 1997, 1996, and 1995, the gross rents charged over the "net investment" in direct finance leases were 147%, 146% and 145%, respectively. Gross rents are calculated as the aggregate rentals contracted to be received over the terms of all leases entered during the respective years, and are not on an annual basis. Factors considered by the Company in determining the rents to be charged are the net equipment cost, marketing expenses, credit investigation, document processing, invoicing and collections, potential bad debt write-offs, the Company's cost of funds, term of the lease, and a profit margin.

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

    MARKETING

    Since its inception, the Company has concentrated on seeking lessees desiring to lease equipment costing $6,000 or less under direct finance leases, because it believes that there is less competition for small leases. In addition, the Company is able to spread risk of loss from defaulted leases over a greater number of leases. It leases items such as office equipment, business machines, graphic arts equipment, scientific and medical instrumentation, material handling equipment, microfilm equipment, automobile test equipment, cash registers, restaurant and food-service equipment, and other business, industrial and commercial equipment and does not concentrate in any one type. The Company estimates the total cost of equipment purchased for lease comprising 5% or more of the total purchases during the twelve months ended April 30, 1997, 1996, and 1995 as follows:

                                     April 30,      April 30,     April 30,
INDUSTRY                               1997           1996          1995
                                     ---------      ---------     ---------
Food/Hospitality Service                39%            45%           39%
Industrial Equipment                    22%            20%           21%
Auto After Market and Test Equipment    17%             9%           13%
Office Machines and Copiers              8%            11%            8%
Computers and Peripheral Hardware       ---             5%            7%
Audio Visual and Communications         ---            ---            5%

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

    The Company concentrates its marketing efforts to reach salesmen, dealers, distributors and branch offices of companies selling equipment similar to that described above for lease to appropriate lessees. The Company had previously used regional offices, direct mail programs, telemarketing, and cooperative mailing efforts with certain equipment manufacturers, all of which have been phased out due to poor results in relation to the costs associated with these efforts. The Company believes that it must further modify its marketing efforts to attract an increased number of dealers and distributors (i.e. "vendors") to become aware of the option of using leasing as a sales tool, which in turn will increase the generation of new leases by the Company while at the same time reducing the costs of lease origination in comparison to the volume of leases to be generated. See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses". The Company currently actively conducts business on a monthly basis through approximately 647 equipment vendors, distributors, and branch outlets of manufacturers.
"Active", as defined by the company, is any vendor who has generated at least one lease during the eleven months ended April 30, 1997. None supply more than 5% of the Company's new business.

    The following table reflects the aggregate dollar amount of rentals represented by new leases and the number of such leases written during each of the last three years, on a quarterly basis.

                                   Fiscal Years Ended April 30,
                                   1997             1996             1995
                            -----------      -----------      -----------
Aggregate Lease Rentals     $13,063,415      $10,025,786      $10,189,624

Number of New Leases              2,210            1,880            2,170

Average Amount per New Lease     $5,911           $5,333           $4,696

New Leases
Entered Quarterly
-----------------
First Quarter               $ 3,084,225      $ 2,500,771      $ 2,824,902
Second Quarter                3,455,800        2,730,560        2,371,098
Third Quarter                 3,051,635        2,066,380        2,596,150
Fourth Quarter                3,471,755        2,728,075        2,397,474

    During the beginning of the third quarter of the fiscal year ended April 30, 1993, management eliminated certain types of equipment that it previously considered for lease, such as credit-card machines, commercial water coolers and security surveillance equipment. Management believed that these, as well as other types of equipment it considered to be over-priced, were a factor in the increased amount of delinquencies during the fiscal year ended April 30, 1993. In addition, management restricted the submission of lease applications through brokers as the ratios of consummated leases to the number of applications submitted was unacceptable. These factors led to the decline in new lease volume during the remainder of the fiscal year, which trend continued into the fiscal years ended April 30, 1994, 1995 and 1996. The Company estimates that its share of the "small-ticket" leasing market for commercial equipment costing less than $25,000 is less than 1%.

    During the fourth quarter of the fiscal year ended April 30, 1994, the Company refined its marketing efforts aimed at equipment manufacturers, encouraging them to cooperate with the Company in educating their dealer or branch office distribution networks with using leasing as a sales tool. During the last three months of the fiscal year ended April 30, 1995, the Company began to target equipment manufacturers with sales in excess of $5 million and an established distribution network to offer them a "private label lease program". These programs were intended to further increase the Company's marketing efforts, but have been recently phased out in light of the high cost of direct mail (comprised of printing expenses and bulk mail postage). The Company presently relies on electronic commerce (i.e. broadcast fax) to maintain contacts with its lists of manufacturer, vendor, and dealer prospects in order to increase awareness of its programs. Management anticipates that as other leasing companies raise their minimum transaction size, the Company expects an increase in size of new lease applications being submitted. As noted by the table above, the average size of each new lease receivable has increased approximately 26% over the three fiscal years ended April 30, 1997, of which approximately 48% of this increase is related to the fiscal year ended April 30, 1997.

    The Company markets its leases throughout the United States. The following is a breakdown as of April 30, 1997 of the original cost of equipment, net of residual value, that the Company owns or manages on behalf of ELCOA in various areas of the United States. Approximately $22,882,208 in original equipment cost is owned by ELCOA, and managed by the Company. See "BUSINESS - Methods of Financing."

                                         Amount             %
                                    -----------          ------
              New England           $ 2,559,192           10.14
              Mid Atlantic            6,874,988           27.24
              Southeast               4,449,561           17.63
              Midwest                 3,493,019           13.84
              South                   2,400,189            9.51
              Rocky Mountain            600,678            2.38
              West Coast              1,690,985            6.70
              Southwest               3,169,965           12.56
                                    -----------          ------
                                    $25,238,577          100.0%
                                    ===========          ======

    CREDIT POLICY

    In order to conduct a business dealing in leases principally under $10,000, the Company has developed what it considers to be an efficient method of determining credit risks. The Company bases its decision to accept an application from a potential lessee on the Company's assessment of the lessee's ability to meet its obligations for payments as set forth under the lease and not upon the resale value of the equipment in the event of the lessee's default. The Company's lessees range from newly formed businesses (less than two years in business) to major corporations. Lease rental rates are established based upon the Company's assessment of credit risk, as newly formed and smaller businesses pay a higher rate in general than would established companies. As the Company entered into an excess of 2,200 leases to all types and sizes of businesses during the fiscal year ended April 30, 1997, it is unable to quantify with any certainty the general material characteristics of all of its lessees. The Company believes that at least a majority of its lessees are small to medium size businesses with between $100,000 and $2,000,000 in annual sales and less than 50 employees. The Company relies heavily on bank references, trade references, personal credit reports on the principals of the lessee, number of years in business, property searches and other credit bureau reports. In addition to the credit investigation, the Company generally requires the owners and principal shareholders (and their spouses) of sole proprietorships, partnerships, and closely-held corporations which have been in business less than three years, or have fewer than 20 employees, to personally guarantee the obligations of the lessee. Additional rental prepayments are required if the lessee has been in business for less than two years. Most credit decisions are made within one day of the initial credit application. The Company has found that credit evaluation is essential as the equipment has a substantially reduced value on resale or releasing.

    Beginning in July, 1997, the Company implemented the utilization of a scoring system based on the "Fair Isaac" method utilized in the credit industry to eliminate those applicants whose credit score is below a certain minimum threshold. While utilization of scoring is expected to initially increase the percentage of rejected applications from new leases, it is expected that the rate of new delinquencies as a result of implementing a scoring system may decrease in the future.

    As of August 11, 1997, the Company employed 6 people in its Credit and Collection Departments, and has a policy of litigating all claims against lessees for unpaid rentals. These claims are usually settled in favor of the Company, as the lease contract provides that in the event of default by the lessee, the Company is entitled to the accelerated balance of the remaining contractual lease payments, late charges and, in the event of litigation, reimbursement for collection costs and reasonable attorney's fees. Historically, the amount recovered from collections of delinquent leases has exceeded the legal fees incurred in connection therewith. The Company reimbursed the law firm of William Shapiro, Esq., P.C., an affiliate, for payroll costs of its staff attorneys and any required advances for court costs, and did not pay any other fees on either a contingent or hourly basis. Neither William nor Kenneth Shapiro who are officers and directors of the Company are included in the law firm's payroll. William Shapiro is the sole shareholder of the law firm. See Note 10 to the Consolidated Financial Statements.

    Prior to May 1, 1988, at the inception of each new lease, an allowance was established for potential future losses. The level of the allowance was based upon historical experience of collections, management's evaluation of estimated losses as well as prevailing and anticipated economic conditions. Management evaluated the adequacy of the resulting allowance annually. The allowance is currently based upon a periodic evaluation, performed at least quarterly, of delinquent finance lease receivables to reflect anticipated losses from delinquencies and impairments that have already occurred. See Note 1 to the Consolidated Financial Statements. During the three fiscal years ended April 30, 1997, 1996 and 1995, the allowance for doubtful accounts was increased annually by provisions in the amounts of $1,165,905, $1,045,089, and $1,463,752, respectively. The amounts written off in each of the three fiscal years ended April 30, 1997, 1996 and 1995 were $1,103,685, $940,243, and
$2,111,032, or 5.61%, 5.05%, and 10.61% of average gross lease receivables, respectively. During the fiscal year ended April 30, 1995, the Company conducted an extensive review of the collectibility of all past due accounts, and increased write-offs in those situations where further costs in pursuing legal remedies were unwarranted. This resulted in an extraordinary level of write-offs of older delinquent accounts as evidenced by the $1,170,789 or 55.5% decrease in write-offs for the fiscal year ended April 30, 1996 in comparison to the prior year. The Company aggressively takes legal action with respect to each delinquent lease irrespective of the amount at controversy and believes this approach is an important part of the collection effort. Obligations are not written off until there is either an adverse court decision, bankruptcy or settlement, and local counsel has determined that the obligation cannot be recovered. As a result, delinquent receivable balances appear higher than industry averages because of the Company's decision to report them on a contractual basis, and to pursue delinquent lessees until all collection efforts have been completely exhausted. Once collection efforts are discontinued, any likelihood of recovering the equipment, to the extent not previously repossessed, is considered remote.

    The Company makes a practice of assessing and collecting late charges on all delinquent accounts, if possible. Late charges are assessed on all delinquent accounts at the rate of 5% monthly of the delinquent past due payments. Late charges collected and included in revenue for the fiscal years ended April 30, 1997, 1996 and 1995 were approximately $407,000, $411,000, and
$418,000, respectively. Amounts collected and remitted by the law firm handling collections from delinquent lease receivables were $1,632,000, $1,508,000 and $1,379,000 during the fiscal years ended April 30, 1997, 1996 and 1995, respectively. In addition, the Company has historically recovered at least the recorded amount of residual values at the conclusion of each lease, unless written-off as uncollectible. See Note 1 to the Consolidated Financial Statements.

    The Company believes that its loss experience and delinquency rate are reasonable for its operations. The Company's rates charged on its leases tend to be higher than industry averages due to the nature of the types of lessees that the Company accepts for lease. The higher rates are intended to offset the increased credit risks and processing costs associated with small-ticket leases. Although the Company's loss experience measured as a percentage of net charge-offs to average lease receivables outstanding is consistent with industry averages, its delinquency rate is higher than industry averages because of its market, i.e. primarily small to medium sized business. In addition, delinquent receivable balances appear higher than industry average because of the Company's decision to pursue delinquent lessees until all collection efforts have been completely exhausted.

    The implications of these higher percentages require the Company to continue its collection efforts diligently to minimize its actual losses from delinquent accounts. The Company notes that because of recent changes in bankruptcy laws and delays in state court systems nationwide, the time necessary to litigate and collect on any judgment has increased during the past five years. Experience over the five years, measured as a percentage of net charge-offs, remained fairly constant. The increase in net charge-offs during the fiscal year ended April 30, 1995 resulted primarily from the exhaustion of legal efforts to collect certain delinquent leases arising prior to May, 1989, for which management believed further attempts to collect to be futile. Other factors such as evolving changes in case and statutory law in some states favoring debtors rights (notably Florida, Texas, Alabama, South Carolina, and California), post-judgment filing costs associated with continuing litigation and pursuit in collections, economic conditions in certain geographical areas, and the age of the delinquent lease receivables being collected also can be attributed to the increase in write-offs during fiscal 1995. As the credit criteria for new leases in those states favoring debtors rights have been enhanced, management believes that the likelihood of collecting the remaining delinquent lease receivables at April 30, 1997 may be greater than those previously written-off. Management attributes easy access to credit cards nationwide as a principal reason for the increase in new delinquencies during fiscal 1994, as well as to lessee dissatisfaction with equipment the Company no longer considers for lease. These include credit card processing machinery, water coolers, and surveillance equipment, which management considered to be overpriced (considered to be a factor in less than 10% of the cases in litigation). See "Marketing". The management of receivables during the past three years in light of overextension of credit to small and medium-size businesses continues to pose a demanding challenge upon financial institutions in general. Business failures, bankruptcies, and the trend toward slower payment increased when compared to prior years. The Company's lessees, many of them owners of small and medium-sized businesses, have been particularly affected by the easy credit policies during the past three fiscal years. The utilization of credit scoring new lease applications is expected to reduce the percentage of new delinquencies in the future. See "Credit Policy". The collection of delinquent lease balances remains one of the Company's top priorities, resulting in a shifting of staff priorities to the collection and legal functions. As a result of the Company's shift in marketing direction towards more technical equipment being leased to larger companies, and a shift away from smaller, retail businesses, management believes that it can lower its delinquency rates. See "FURTHER REFINEMENTS IN MARKETING STRATEGY AND EFFORTS TO REDUCE OPERATING LOSSES" on page 23.

    The allowance for doubtful accounts was 10.2% of total finance lease receivables at April 30, 1997 which management believes is adequate for future write-offs on the Company's aggregate lease receivables as of April 30, 1997. See Note 1 to the Consolidated Financial Statements. Charge-offs as a percentage of average aggregate future lease receivables were 5.61%, 5.05%, 10.61%, 4.20%, and 4.37% for the fiscal years ended April 30, 1997, 1996, 1995,
1994 and 1993, respectively. During the fiscal year ended April 30, 1995, management conducted an extensive review of the collectibility of all past due accounts, and further increased the amount of write-offs in those situations where further costs in pursuing legal remedies in collection were unwarranted. This analysis considered the post-judgment filing costs associated with the Company's methods of collection, including but not limited to bank, wage, personal property, and real estate foreclosure, and the possibility of recovery exceeding those costs based upon the financial condition of the lessee. As a result, the amount of write-offs during the fiscal year ended April 30, 1995 represents a dramatic increase, while the amount of past-due accounts decreased proportionately. While the writeoffs of delinquent lease receivables increased dramatically during the fiscal year ended April 30, 1995, management considers the type of leases previously entered into to be a contributing factor to the increased writeoffs.

    ANALYSIS OF DELINQUENCIES

    The Company's collection department follows a seven day cycle with regard to collection of delinquent leases and maintains status reports of each contact. On the 7th, 14th and 21st day after a delinquent lease payment is due, a reminder is sent requesting payment. On the 28th and 35th day after a payment is due, a written collection letter is sent to the lessee. On the 42nd day after the due date, a mailgram is sent from the collection department demanding payment of the delinquent balance. On the 49th, 56th and 63rd day after payments are initially due, additional letters are sent demanding immediate payment. On the 70th and 77th day, an attorney's letter is sent informing the lessee that suit will commence if payment is not received immediately. On the 84th day after the due date, an attorney letter informing the lessee of immediate suit is sent. On the 91st day, the case is referred to local counsel for suit. As of April 30, 1997 and 1996, approximately $4,003,241 and $3,859,127, respectively, of direct finance lease receivables based on a strict total contractual basis of the aggregate balance remaining of each lease (not based upon recency of last payment) were 12 or more months past due. During the fiscal years ended April 30, 1997 and 1996, net collections from cases referred to local attorneys for suit were approximately $1,632,000 and $1,508,000, respectively. The amount collected during fiscal 1996 increased in proportion to the overall increase in past due lease receivables reflected in the chart which follows. This increase is the result of management's implementation of procedures to increase accountability of local attorneys employed to collect delinquent receivables.

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

    Leases are written-off only if there is an adverse court decision, bankruptcy, settlement, or unwarranted further costs of collecting insignificant lease balances, and assigned counsel in the state where the lessee does business has determined that further action in recovering the debt is unwarranted. The Company does not repossess equipment on underlying delinquent leases (except for certain instances under federal bankruptcy laws) which may be over 24 months past due as repossession would compromise the Company's ability to recover a money judgment equal to the total remaining payments due under the lease contract. When the equipment is returned to the Company, the Company maintains an inventory of the repossessed equipment until it can be re-let or sold. The Company writes down the carrying value of this equipment to its forced sale value when it is repossessed. As of April 30, 1997, the Company maintained an inventory of repossessed equipment in the amount of $81,134, and established reserves of $70,568 to reduce the carrying value to the equipment's estimated, realizable forced sale value.

ANALYSIS OF DELINQUENCIES, continued
                                                    1997                   1996                  1995
                                                $          %           $          %          $          %
                                           --------------------     -------------------   -------------------
Aggregate Future Lease Receivables         $20,917,123    100.0    $18,423,816   100.0   $18,829,268   100.0


 Current                                    13,362,057     64.0     11,219,452    60.9    11,763,768    62.4


 Past Due - Two Monthly Payments             1,042,997      5.0        973,864     5.3     1,178,983     6.3


 Past Due - Three Monthly Payments             507,185      2.4        409,693     2.2       485,901     2.6


 Past Due - Four or More Monthly Payments    6,004,884     28.6      5,820,807    31.6     5,400,616    28.7


Aggregate Future Lease
 Receivables - Twelve or More
 Months Past Due (1)                         4,003,241     19.1      3,859,127    20.9     3,723,593    19.8

Aggregate Future Lease
 Receivables - Twenty-Four
 or More Months Past Due (2)                 2,208,844     10.6      2,466,333    13.4     2,394,188    12.7

 (1) Leases contractually past due
 (2) Leases past due by recency of payment

ANALYSIS OF BAD DEBT WRITE-OFFS
                                          Fiscal Years Ended April 30,
                                      1997             1996            1995
                               -----------      -----------     -----------
Aggregate Future
 Lease Receivables             $20,917,123      $18,423,816     $18,829,268

Provisions for
 Doubtful Accounts               1,165,905        1,045,089       1,463,752

Gross Charge-Offs                1,123,516          948,842       2,118,607

Gross Recoveries                    19,831            8,599           7,575

Net Charge-Offs                  1,103,685          940,243       2,111,032

Average Outstanding Future
 Lease Receivables              19,670,470       18,626,542      19,904,593

Percent of Net Charge-Offs
 to Average Aggregate Lease
 Receivables                          5.61%            5.05%          10.61%

Allowance for Doubtful
 Lease Receivables               2,132,075        2,069,855       1,965,009

Percent of Allowance for
 Doubtful Lease Receivables
 to Aggregate Future Lease
 Receivables                          10.2%           11.2%            10.4%

Percent of Allowance for
 Doubtful Lease Receivables
 to Aggregate Future Lease
 Receivables Past Due Four or
 More Monthly Payments                35.5%           35.6%            36.4%

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

    As noted in the Statements of Cash Flows on page 34, the proceeds from issuance of Demand and Fixed Rate Certificates issued by ELCOA and Senior Thrift Certificates offered by the Company decreased from $16,142,574 during the fiscal year ended April 30, 1996 to $10,333,474 during the fiscal year ended April 30, 1997. Sales of ELCOA's debt securities were suspended during April, 1997 and sales of the Company's Senior Thrift Certificates were suspended on July 3, 1997. As a result of the requests by certificate holders for redemptions which exceeded the Company's cash and cash equivalents, the

Company was unable to meet the requests for redemption of its Senior Thrift Certificates and Subordinated Thrift Certificates beginning July 7, 1997 and thereafter, and ELCOA was unable to meet requests for redemption of its Demand, Fixed Rate, and Money Market Thrift Certificates on that date. Management has reviewed the Trust Indentures covering the registered offerings of these debt securities and has concluded that failure to effect such redemptions may constitute grounds for default by the Company under the Trust Indenture. On August 8, 1997, the Company and ELCOA filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company and ELCOA are managing their business as debtors-in-possession subject to the supervision and control of the U.S. Bankruptcy Court for the Eastern District of Pennsylvania. Pending resolution of these proceedings, there will be no payments of interest or principal on outstanding debt securities. See Items 3 and 7 to this Form 10-K. As a result, the Company (and ELCOA) must generate additional cash from sources other than the sale of debt securities. In the future, the Company expects to fund its operating expenses from cash flow from existing outstanding leases and sales of leases to third party asset securitizers. The Company has been negotiating with other financial institutions that have expressed an interest in purchasing pools of leases from the Company by discounting the anticipated lease receivables and residual values at a rate which would generate additional income and cash flows that would be available for purchases of additional equipment for lease. To date, the Company has not consummated any such sales, although negotiations are continuing.

    During the three fiscal years ended April 30, 1997, the Company was approached from time-to-time by other organizations seeking to sell all or a portion of their small-ticket leasing portfolios, including savings & loans and other small leasing companies. Management determined that the offers received were unacceptable due to problems with documentation, original credit investigations, lack of any warranties associated with any contemplated purchase, and yield requirements of the sellers. During the fiscal year ended April 30, 1995, management responded to a solicitation for bids to purchase a portfolio of leases taken by the Pennsylvania Insurance Commission in connection with the rehabilitation of a domiciled insurance company that operated a small-ticket leasing company. While the Company determined that a cash bid was unwarranted, it submitted an acceptable bid to collect and administer the portfolio of leases for a contingency fee of fifty percent (50%) of the gross leases collected. On May 18, 1995, the Company signed an agreement with the Office of Liquidations and Rehabilitations of the Pennsylvania Insurance Commission to collect and administer this portfolio of approximately 75 leases having an aggregate lease balance of approximately $1,800,000. During the fiscal year ended April 30, 1997, the Company earned $36,780 from collections of these lease receivables, which had been included in earned income from direct finance leases. Due to the material delinquencies associated with a portion of this portfolio, management is not yet able to determine what, if any, amounts are anticipated to be collected in the next fiscal year from its efforts. However, management does not believe that it will incur any additional costs in the administration and collection of these leases as a result of its established back-office personnel and procedures.

    The Company has been engaged to perform certain lease origination functions (i.e. marketing, credit investigation, and documentation processing) on behalf of its wholly-owned subsidiary, ELCOA, for which it has been paid an amount equal to four percent (4%) of the gross equipment purchases by the Company for lease, plus reimbursement for any direct selling expenses, principally commissions to equipment vendors, for the three fiscal years ended April 30, 1997. Management is reassessing the cost of originating new leases in order to charge ELCOA for its current out of pocket expenses. ELCOA purchases its equipment for lease from Walnut. Walnut relies upon a variety of equipment vendors located throughout the United States, none of which is responsible for supplying 5% or more of their total equipment purchases. ELCOA relies upon Walnut's facilities and staff to develop its leases. Under terms of an option agreement, ELCOA has the continuing right of first refusal to purchase newly acquired equipment, as well as the related leases, when Walnut has equipment available for sale. This agreement continues until terminated by the mutual agreement of the parties in writing. For the three fiscal years ended April 30, 1997, the Company received six dollars fifty cents ($6.50) per month per outstanding lease for performing certain administrative functions for ELCOA, notably invoicing of monthly rentals, collection of lease receivables and residual values, management guidance, personnel, financing, and the furnishing of office and computer facilities, under a Service Contract. Management is reassessing the cost of servicing the present portfolio and may need to increase the service fee in light of the current number of leases outstanding and the current out-of-pocket costs to the servicer. All rentals received on behalf of ELCOA are segregated, processed and deposited into an escrow account pursuant to a written agreement.

    Historically, although the Company's rental income from its lessees is fixed at the inception of each lease, its net income from a given lease is affected by changes in the interest rate it pays on borrowed funds. To the extent that the interest rates charged by any financial institution that may hypothecate leases or the interest rates that the Company pays on its debt increase, the Company must pay any such increased cost without having the ability to increase its rental charges on existing leases.

    ELCOA's costs of operations are in direct proportion to the size of its lease portfolio. Since ELCOA is a subsidiary of the Company, both companies are consolidated for financial statement purposes in accordance with generally accepted accounting principles, whereby all intercompany accounts are eliminated in the preparation of consolidated financial statements. The transfer of assets that capitalized ELCOA did not change the total assets, liabilities, or shareholders' deficit of the Company on May 23, 1986. However, in the event of the reorganization or liquidation of the Company, the claims of holders of ELCOA's debt securities may have a higher priority than claims which would be asserted by a holder of the Company's debt against ELCOA's assets.

    To the extent that the volume of new lease receivables to be generated in the future increases as management anticipates, the Company believes that sales of leases must provide the additional funding for the purchase of equipment. The Company anticipates that such sales under a lease securitization program may commence during the fiscal year ending April 30, 1998, although no such sales have occurred to date.

    EMPLOYEES

    As of April 30, 1997, the Company employed 60 full and part-time employees. Subsequent to the filing of a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, as of August 11, 1997, the Company reduced the number of employees to 40.

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

Item 2.  PROPERTIES

    The Company subleases from Walnut Associates, Inc. approximately 10,150 rentable square feet at its headquarters located at Suite 200, One Belmont Avenue, Bala Cynwyd, PA. Walnut Associates, Inc. sublets 1400 square feet to Welco Securities, Inc. (Suite 105), and 1,400 to the law offices of William Shapiro, Esq., P.C. (Suite 202), all of which are affiliates of the Company. Effective September 1, 1997, the lease with Welco Securities will be terminated. Future minimum rental payments from the Company are anticipated to be due as follows:

    Fiscal Year Ending
         April 30,              Amount
    ------------------      ----------
           1998                207,784
           1999                214,949
           2000                222,115
           2001                229,280
           2002 and beyond     434,873
                            ----------
                    Total   $1,309,001
                            ==========

       The Company also leases approximately 4,300 square feet of warehouse and print shop facilities at 15 South 4th Street, Fernwood, Pennsylvania, from Walnut Associates, Inc., the Company's sole shareholder of common stock. The terms of the lease is on a month-to-month basis with a monthly rental of $3.00 per square foot payable at $1,075 per month.

       ELCOA leases its own office space and conference room facilities at 501 Silverside Road, Wilmington, Delaware. The lease for this space continues on a month-to-month basis with 60 days' notice.

Item 3.  LEGAL PROCEEDINGS

    On August 8, 1997, the Company and ELCOA filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Eastern district of Pennsylvania. These filings are being jointly administered by the Bankruptcy Court. The Company and ELCOA are managing their businesses as debtors-in-possession subject to the control and supervision of the Bankruptcy Court. See "Item 1. Business-Method of Financing" and "Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations".

    The discussion below sets forth various aspects of the Chapter 11 Proceeding, but is not intended to be an exhaustive summary. For additional information regarding the effect of the Chapter 11 Proceeding, reference should be made to the Bankruptcy Code.

    Under Chapter 11, the Company and ELCOA as a debtors-in-possession, are authorized to continue to operate their businesses; however, they may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval where and when necessary.

    Under Chapter 11, all litigation and claims against the Company and ELCOA (including those of the holders of debt securities) at the date of the filing have been stayed while the Company and ELCOA continue business operations as debtors-in-possession. The Bankruptcy Code prohibits creditors who are subject to the jurisdiction of the Bankruptcy Court from suing the Company or ELCOA; either by commencement or continuation of a lawsuit or otherwise, unless the Bankruptcy Court terminates or modifies the automatic stay of litigation or otherwise authorizes payments by the Company or ELCOA.

    Under Chapter 11, an official committee of unsecured creditors for each company may be appointed and such committees have the right to review and object to certain business transactions and can participate in the formulation of any plan of reorganization. The Creditors' Committee will be entitled to retain counsel and other professionals, in each case at the expense of the Company or ELCOA, if they are retained pursuant to an order of the Bankruptcy Court.

    As a debtors-in-possession, the Company and ELCOA have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject certain executory contracts and unexpired leases. In this context, "assumption" means that the Company or ELCOA agree to perform their obligations under the contract or lease, and "rejection" means that the Company or ELCOA is relieved of its obligations to perform further under the contract or lease and is subject only to a claim for damages resulting from the breach thereof. Any such damage claims are treated as general unsecured claims in the reorganization proceedings. The Company and ELCOA are studying executory contracts and unexpired leases to determine whether assumption or rejection is appropriate.

    Under the Bankruptcy Code, a creditor's claim is treated as secured only to the extent of the value of such creditor's collateral, and the balance of such creditor's claim is treated as unsecured. Claims which were contingent or unliquidated at the commencement of the Chapter 11 Proceeding are generally allowable against the Company or ELCOA.

    Although the Company is routinely involved in matters relative to the litigation of delinquent leases against the lessee, there are no other legal proceedings or actions pending or threatened against the Company, or to which its property is subject, which management believes would have a materially adverse effect on the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

    As of June 30, 1997, the Company's common stock was held by one entity as set forth in Item 12 of this Form 10-K. There is no public market for the Company's common stock. The Company has paid no dividends during the past two years with respect to its common stock.

ITEM 6. SELECTED FINANCIAL DATA
The following summarizes certain financial information with respect to the Company for the five years ended April 30, 1997, and should be read in conjunction with the discussion at "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS" and the "Consolidated Financial Statements."
                                                     Year Ended April 30,
                                 1997          1996          1995          1994          1993
                           ----------    ----------    ----------    ----------    ----------
OPERATING RESULTS:
Operating Revenue         $ 3,672,280    $3,619,831    $3,979,146    $3,960,337    $4,027,780
Interest Expense, net       5,223,856     4,844,532     4,313,253     4,094,189     3,637,908
Net Loss                   (6,167,552)   (5,620,501)   (4,891,955)   (3,988,920)   (4,249,792)
BALANCE SHEET DATA:
Total Assets               17,154,186    24,495,385    24,891,747    24,755,268    24,460,530
Demand, Fixed Rate, and
  Money Market Thrift
  Certificates             24,128,483    26,407,959    24,521,875    21,810,991    18,041,504
Senior Thrift
  Certificates             21,844,864    21,394,687    18,783,578    16,650,670    14,085,849
Subordinated Thrift
  Certificates              5,343,945     5,523,118     6,025,366     6,038,409     6,138,830
Subordinated Debentures           ---         4,000         5,858         5,858         7,718
Shareholders' Deficit (2) (42,382,789)  (36,215,237)  (30,594,736)  (25,702,781)  (21,713,861)
OTHER FINANCIAL DATA
% of Interest Expense
   to Operating Revenue         142.3%        133.8%        108.4%        103.4%         90.3%
Ratio of Earnings
   to Fixed Charges (1)           ---           ---           ---           ---           ---
Aggregate New Leases
   Entered                 13,063,415    10,025,786     10,189,624   10,168,874    11,293,059
Aggregate Finance Lease
   Receivables             20,917,123    18,423,816     18,829,268   20,979,917    21,739,601

(1)  The ratios of earnings to fixed charges were computed by dividing pre-tax income plus fixed charges and preferred dividend requirements by the amount of fixed charges and preferred dividend requirements.  For the years ended April 30,
1997, 1996, 1995, 1994, and 1993, the ratio of earnings to fixed charges was less than "1."  During those years, earnings were inadequate to cover fixed charges  (including preferred dividend requirements) by $6,167,552, $5,620,501, $4,891,955,
$3,988,920, and $4,249,792, respectively.

(2)  See "Consolidated Statements of Changes in Shareholders' Deficit" for the three fiscal years ended April 30, 1997.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE YEARS ENDED APRIL 30, 1997

    REVENUES FROM LEASE CONTRACTS AND RENTALS

    The consolidated financial statements and references herein include the operations and obligations of the Company, including ELCOA, its wholly-owned subsidiary. Total operating revenues were $3,672,280, $3,619,831, and $3,979,146, for the three fiscal years ended April 30, 1997, 1996, and 1995, respectively. Revenues increased by $52,449, or 1.4% during the fiscal year ended April 30, 1997 as a result of the increase in the outstanding amount of direct finance lease receivables. Revenues decreased during the fiscal year ended April 30, 1996 by $359,315, or 9.0% as a result of the decrease in outstanding lease receivables during that fiscal year. See Footnote 1 to the Consolidated Financial Statements. Management attributes the increased operating losses during the three fiscal years ended 1997 to the lack of growth in revenues in conjunction with an increase in interest expense associated with funding the Company's increasing deficit. The increase in the provision for doubtful lease receivables and interest expense also accounted for the increased losses from operations during the fiscal year ended April 30, 1995 over 1994.

    Aggregate new finance lease receivables increased by $3,037,629 to $13,063,415, a 30.3% increase, during the fiscal year ended April 30, 1997, over the prior year. New lease volume had either remained stagnant or decreased during the past two fiscal years, in part due to the lack of a dramatic increase in new lease volume irrespective of the implementation of enhancements in its marketing efforts. The Company believes that increased solicitation of equipment vendors selling business computers, office equipment, scientific and medical, food service, as well as industrial production equipment may lead to increasing numbers of applications for new leases. However, recent implementation of the use of credit scoring to eliminate sub-standard lease applications based on industry recognized standards will result in a reduction of new leases during the first quarter of the fiscal year ended April 30, 1998. For a further discussion of the Company's efforts to increase the generation of new lease receivables, see "FURTHER REFINEMENTS IN MARKETING STRATEGY AND EFFORTS TO REDUCE OPERATING LOSSES" on page 23.

    The average new lease receivable entered during the fiscal year ended April 30, 1997 was $5,911 representing an increase of 10.8% from the prior year. Since a significant portion of the costs associated with the origination of new leases is fixed in nature, to the extent that the Company's marketing efforts can be expected to increase the average size of new leases, the Company may experience a decrease in the cost of lease origination on a lease-by-lease basis.

    Income earned under direct finance lease contracts was $3,636,479, $3,609,620, and $3,965,846 for the three fiscal years ended April 30, 1997, 1996 and 1995, respectively. Total aggregate lease receivables outstanding were $20,917,123, $18,423,816, and $18,829,268 at April 30, 1997, 1996 and
1995, respectively. The Company's average net investment in direct finance leases, defined as the average aggregate future amounts receivable under lease contracts plus average estimated residual value of equipment, less average unearned income under lease contracts and average advance payments, was $16,943,220, $16,496,653, and $17,735,138 during the fiscal years ended April
30, 1997, 1996 and 1995, respectively. Recognized revenues taken as a percentage of the Company's average net investment in direct finance leases was 21.5%, 21.9%, and 22.4%, respectively, during the fiscal years ended April 30, 1997, 1996 and 1995, respectively. See also Note 1 to the Consolidated Financial Statements.

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

    On August 8, 1997, the Company and its subsidiaries filed separate voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As noted in the Independent Auditor's Report on page 29 and Note 1 to the Consolidated Financial Statements, in the event the plan of reorganization is confirmed, the Company's ability to continue as a going concern is dependent in part on the Company's ability to achieve sufficient cash flow to meet its restructured debt obligations. This depends on achieving a higher level of new lease volume than current levels of new business, and the proceeds from sale of lease pools created from the existing portfolio of leases, the proceeds of which cannot be assured. The Company is unable to ascertain the minimum net proceeds required to remove any threat to the continuation of the Company's business. Management has initiated measures as detailed below which it believes will result in an increase in direct finance leases entered in the next fiscal year, along with a corresponding increase in operating revenues.
In addition, management is attempting to reduce lease origination expenses. In an effort to continue as a going concern, the Company has expanded its marketing efforts to increase its future volume of new leases to greater utilize its fixed cost "back-office" facilities by using electronic commerce (i.e. broadcast fax) rather than rely on indirect means such as mass bulk mailings to generate new leases. To the extent the Company's marketing efforts result in a greater volume of new business, the fixed cost "back-office" facilities will become a proportionately smaller cost as a percentage of each new lease. Management believes that as a result of the relatively fixed nature of these costs, a further increase in new lease receivables will not increase lease origination and administrative expenses by a proportionate percentage. See also "BUSINESS".

    If in the future the volume of leases exceeds the Company's ability to finance such leases, it may sell the excess new business on a fee basis to other financial institutions, giving first priority to its wholly-owned subsidiary, ELCOA, as a result of its option agreement, and then to other financial institutions through the securitization process seeking to increase their asset-based portfolio of receivables. No assurances can be given as to the ability to sell such excess new business. Since ELCOA's funds have historically carried longer maturity dates than the Company's, the Company expects to sell substantially all of its longer term leases (i.e. 24 months or more) to ELCOA as its funds become available. Substantially all new leases with terms of 24 months or more were sold to ELCOA during the fiscal years ended April 30, 1997 and 1996.

    The Company's income is set at the time a given lease contract is executed. Consequently, inflation has no impact on revenue subsequent to the inception of any given lease. In addition, inflation has not had a material effect on the Company's operating expenses.

    INTEREST EXPENSE

    Increased borrowings contributed to the increase in interest expense for the fiscal years ended April 30, 1997, 1996, and 1995. The effect of interest rates on the Company during the three years ended April 30, 1997 can be illustrated as follows:

                                               Years Ended April 30,

                                           1997           1996           1995
                                     ----------     ----------     ----------
Interest Expense, net                $5,223,856     $4,844,532     $4,313,253
Average Rate of Interest
 Paid by the Company on
 Total Average Debt Outstanding             9.3%           9.3%           9.0%
Percentage of Interest
 Expense to Operating Revenues            142.3%         133.8%         108.4%


    Aggregate average borrowings, including accrued interest, were $59,010,965, $57,193,963, and $52,028,899, at April 30, 1997, 1996, and 1995, respectively.
Rates on outstanding debt securities during the three fiscal years ended April 30, 1997 correspond to interest rates in general over the period. The increases in debt outstanding during the fiscal years ended April 30, 1997, resulted from increased amounts of outstanding debt securities, which were used both to fund the costs of operations and to fund equipment purchases for new aggregate lease receivables entered during that period. The increase in total debt during the fiscal years ended April 30, 1996 and 1995 resulted in excess cash balances on hand at the end of those fiscal years. Since excess funds are invested at lower rates than the interest paid on these funds, the Company incurred additional expense on excess funds. See "Consolidated Statements of Cash Flows and "Capital Resources and Liquidity." Increased borrowings during the fiscal years ended April 30, 1997, 1996 and 1995 also were used to fund current operations and debt redemptions. Beginning May 1, 1994, excess funds have been maintained in highly liquid U.S. government securities of three months or less, which yield higher rates than comparable term bank investments but less than the Company's cost of funds.

    OTHER EXPENSES

    Lease origination expenses increased by $111,740 or 9.5%, after having increased by $111,276 or 10.4% during the fiscal years ended April 30, 1997 and 1996, respectively. The increase during the fiscal year ended April 30, 1996 resulted primarily from a $90,184 increase in postage costs from increased mailings relating to the Company's marketing efforts. The Company, utilizing its printing and graphic arts facilities, produced brochures for the manufacturers to mail to their dealer distribution network. These costs were expensed as current period charges in conjunction with the Company's lease origination efforts. The Company believed that repetitive contacts with an increasing number of equipment dealers, generated either through the use of direct mail or these cooperative efforts, would lead to further increase in new lease volume. See "Business - Marketing." See "Further Refinements in Marketing Strategy and Efforts to Reduce Operating Losses" for a further discussion of the Company's lease origination efforts during the fiscal year ended April 30, 1997.

    Lease origination expenses, including capitalized commissions, totaled 10.6%, 12.3%, and 11.0% of new lease receivables entered during the fiscal years ended April 30, 1997, 1996, and 1995, respectively. During the fiscal years ended April 30, 1997, 1996 and 1995, commissions paid of $87,282, $56,921, and $52,049, respectively, were capitalized as part of the equipment cost. In accordance with SFAS 91, indirect expenses relating to lease applications not booked are chargeable in the year incurred and are not capitalized. See "BUSINESS-Marketing."

    General and administrative expenses decreased $12,253 or .6% during the fiscal year ended April 30, 1997, after having increased $138,223 or 6.8% during the fiscal year ended April 30, 1996. Additional supervisory personnel, routine salary increases, and increased legal costs associated with collecting delinquent lease receivables accounted for the majority of the increase during the fiscal year ended April 30, 1996. The Company expects general and administrative expenses to remain relatively constant during fiscal 1998, due to the relatively fixed nature of these costs. The Company considers the costs associated with receivable collections, which accounted for approximately 30% of general and administrative expenses during fiscal 1997 and 1996, to be principally fixed as they already include occupancy costs sufficient for increased personnel, management and supervisory personnel already hired, and computerized collection and billing procedures already in place. The collections associated with increased volume will require only additional clerical staff at an immaterial incremental cost. The collection costs associated with legal filing procedures may increase due to court costs and associated fees.

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

    Total provisions for doubtful lease receivables for the fiscal years ended April 30, 1997, 1996, and 1995 were $1,165,905, $1,045,089, and $1,463,752, respectively. See Note 1 to the Consolidated Financial Statements. The increased provisions for the fiscal year ended April 30, 1995 resulted from additional write-offs of delinquent past due receivables in conjunction with an intensive review of all delinquent accounts in comparing the costs of further legal pursuit of the Company's remedies in collection where the anticipated results were unwarranted in light of any recoveries expected. This was an extraordinary write-off of older balances as may be evidenced by the 28.6% decrease in the provisions during the fiscal year ended April 30, 1996. Also, as of April 30, 1997, 1996 and 1995, the ratio of the Allowance for Doubtful Lease Receivables to Aggregate Future Lease Receivables was 10.2%, 11.2%, and 10.4%, respectively. During these periods, the ratio of the Allowance for Doubtful Lease Receivables expressed as a percentage of delinquent receivables more than 90 days past due was 35.5%, 35.6%, and 36.4%, respectively. The Company attributes the decreased percentages in fiscal 1997 and 1996 in comparison to fiscal 1995 to its write-offs of older accounts which resulted in improving the likelihood of collecting the remaining delinquent lease receivables in comparison to those previously written-off. Charge-offs of delinquent lease receivables expressed as a percentage of average net lease receivables were 5.61%, 5.05%, and 10.61% during the fiscal years ended April 30, 1997, 1996 and 1995, respectively. Management is unable to predict with any reasonable certainty the percentage of charge-offs from delinquent lease receivables during fiscal 1998. See "BUSINESS - Analysis of Delinquencies" and "Analysis of Bad Debt Write-Offs."

FURTHER REFINEMENTS IN MARKETING STRATEGY AND EFFORTS TO REDUCE OPERATING
LOSSES

    Management continues to implement certain measures to refine its marketing strategy that it believes may result in an increase in the levels of new leases to be generated in the future. The Company must increase the level of new leases, reduce its costs of lease origination and administration and sell pools of leases to third party purchasers in order to reduce its operating losses.

    The level of new lease volume during the fiscal year ended April 30, 1995 increased only slightly from the prior year as a result of the Company's marketing efforts. Management realized that repetitive telephone solicitation to remind equipment vendors of the availability of the Company's services were dependent on the timing of availability of new lease applications from equipment vendors. Once an equipment vendor had been placed on the Company's database for bi-weekly follow-up by mail, management determined that further telephone contact was useless until such time as the need for the Company's services arose from the equipment vendor. Management did note, however, that in situations where the equipment manufacturer encouraged its vendors to utilize the Company's leasing services to assist in closing equipment sales, the vendors were more receptive to utilizing the Company's services.

    In this regard, beginning January, 1995, the Company began to target equipment manufacturers having a broad sales distribution network (primarily those with at least $5 million in annual sales and at least one hundred equipment distributors and vendors) to offer them a cooperative "private label lease program" customized for their distributors' needs. Manufacturers were given the option of utilizing a personalized, i.e. "private label", to separately identify themselves and the Company to their vendors. For example, a relationship between TEC America, Inc., a manufacturer of cash registers and point-of-sale equipment and the Company created "TEC America Leasing" as a fictitious name on behalf of the Company. This private label lease program was intended to encourage TEC America Inc.'s dealers, branches and distributors to utilize the Company's leasing services to implement their sales potential with the ultimate users of TEC America Inc.'s equipment. As of July 5, 1995, the Company had entered into agreements with 23 equipment manufacturers, of which 13 had adopted the "private label lease" facilities to their benefit. This program did not generate the volume of new leases that the Company had expected as a result of the Company's efforts.

    As of July 1, 1996, 75 manufacturers had entered into co-operative manufacturer agreements with the Company, of which 51 had adopted the private label lease program. The Company is unable to quantify with any certainty the specific results of new leases generated from direct mail or telephone contact, but maintains records reflecting the amount of new leases generated from its cooperative efforts with equipment manufacturers. While for the fiscal year ended April 30, 1995, the results of these efforts were negligible, during the 12 months ended April 30, 1996, 213 leases aggregating $1,479,131 or 15% of total new leases were generated directly from cooperative manufacturers and those adopting the private label lease program.

    During the first half of the fiscal year ended April 30, 1997, the Company focused on increasing the number of manufacturers to develop mutual relationships in promoting leasing as a tool to increase sales of equipment manufactured by these cooperative companies. Although the Company attempted to hire additional in-house personnel to handle the solicitation efforts in locating and nurturing relationships with equipment manufacturers, management determined that personal face-to-face contact with senior level management of equipment manufacturers was necessary to initiate an ongoing relationship.

    During the third quarter of the fiscal year ended April 30, 1997, the Company ceased its efforts to attract additional manufacturers as it concluded that the costs associated with these efforts had not resulted in a dramatic increase in new lease volume. The Company has continued to maintain a relationship through direct mailings to those equipment distributors who as a result of this program had previously indicated an interest in utilizing the Company's services. The Company used its in-house printing and direct mail facilities to produce flyers and brochures which were distributed throughout each manufacturers' sales distribution network illustrating the benefits of leasing, to facilitate sales of the manufacturers' equipment.

    During the fourth quarter of the fiscal year ended April 30, 1997, new lease volume reached the highest level for any quarter during the past five fiscal years. However, new lease volume had not reached levels necessary in management's opinion to reduce the operating losses of the Company. The Company had been sending approximately 20,000 pieces of direct mail to equipment manufacturers and distributors weekly in an effort to increase new lease volume. The costs associated with direct mail, taking into consideration printing costs, overhead allocation, and bulk mail postage, result in an average cost per mailing of $.30. In addition, the use of bulk mail results in an unacceptable delay in time from when the mailings are first prepared to when the recipient actually indicates an interest to the Company (either by mailing back a response card or using the Company's toll-free telephone lines) of up to six weeks. In addition, the Company discovered that the lists of names provided by the manufacturers were not maintained by them on a current basis, as in some instances it was discovered that the number of inaccurate addresses was as high as 30% of the lists provided from the manufacturers. Consequently, the level of mailings was reduced in favor of using other alternative means of communicating with both existing and prospective equipment vendors.

    In this regard, the Company has been successfully experimenting since the middle of May, 1997, with using telefax transmission to its equipment manufacturers and distributors at a reduced cost per response (typically $.05 to $.07 per response). As the Company further expands this program to more equipment manufacturers and distributors on a repetitive basis, new lease applications are expected to increase from additional sources not previously contacted due to the higher costs associated with direct mail.

    The Company also expects to hire experienced leasing professionals with established manufacturers and equipment vendor relationships during the fiscal year ended April 30, 1998 in order to further increase new lease volume. This is in contrast to utilizing indirect means as in past fiscal years to attract equipment manufacturers and distributors towards using its services. The compensation to be paid to these individuals is dependent on their ability to increase the generation of new lease volume; consequently any increase in lease origination expenses associated with the hiring of these individuals would be expected to correspond to an increase in new lease volume.

    CAPITAL RESOURCES AND LIQUIDITY

    The Company has financed its new business during the past three fiscal years primarily from the proceeds of its senior borrowings, rental collections from outstanding lease receivables, and the proceeds from sale of ELCOA's debt securities.

    During the three fiscal years ended April 30, 1997, 1996 and 1995, new Certificates of ELCOA in the approximate amounts of $5,400,000, $8,300,000, and $8,900,000, respectively, funded costs of operations and new equipment purchases for the Company. During the three fiscal years ended April 30, 1997, the Company did not experience any difficulty in financing the purchase of equipment that it leased.

    The Company expects in the future to utilize the receipt of rental payments from its outstanding leases to provide the funds necessary to fund its operations and the purchase of new equipment for lease. The Company's existing lease contracts as of April 30, 1997, schedule the receipt of approximately $10,637,000 during the twelve months ending April 30, 1998 of which approximately $4,081,000 are scheduled receipts from accounts which are two or more months past due. At April 30, 1997 aggregate future amounts receivable under lease contracts were $20,917,123 of which approximately $4,003,000 are future amounts receivable from accounts which were 12 or more months past due on a strict contractual basis (of which approximately $3,669,000 relate to ELCOA's leases.)

    Accounts payable and accrued expenses at April 30, 1997, excluding accrued interest on debt, totaled $1,154,542 of which accounts payable of $885,658 included therein represent the Company's obligation for commitments for purchase of equipment for lease which has not yet been delivered.

    As of April 30, 1997 the Company and ELCOA also had unhypothecated leases which could be sold to third-party purchasers, on a discounted basis, to obtain funds. As noted in the Statements of Cash Flows on page 34, sales of Demand and Fixed Rate Certificates have decreased during the fiscal year ended April 30, 1997. Subsequently, receipt of requests for redemptions of Certificates exceeded cash on hand to repay such borrowings, and the Company was unable to maintain its operations absent judicial or other statutory equitable relief. See "Methods of Financing" on page 12 of this report on Form 10-K.

    Senior and subordinated borrowings issued by the Company aggregating $24,255,338 (including accrued interest), as well as Demand, Fixed Rate, and Money Market Thrift Certificates issued by ELCOA aggregating $16,695,706 (including accrued interest), were scheduled to become due during the twelve months ending April 30, 1998. See Notes 3, 4, and 5 to the Consolidated Financial Statements. Accrued interest included therein in the amount of $7,065,141 is due on demand. During the fiscal years ended April 30, 1997 and 1996, approximately 76% and 78%, respectively, of all previously issued Senior Thrift Certificate issued by the Company coming due were renewed and "rolled over" into new indebtedness, and approximately 57% and 54% of ELCOA's Demand, Fixed Rate, and Money Market Thrift Certificates matured and were reinvested during these respective periods.

    As noted in the Consolidated Statements of Cash Flows appearing on pages 34 and 35, the proceeds from sales of debt securities by the Company and ELCOA decreased by 36% during fiscal 1997 from fiscal 1996, while redemptions of debt securities remained constant. This trend has resulted in reduced levels of liquidity, and was a factor in the decision to file a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. See "Methods of Financing".

    The number of accounts, at April 30, 1997, holding senior and subordinated certificates of the Company was 2,704. Of these, 102 accounts held certificates aggregating $50,000 or more. For purposes of these calculations, all accounts for each separate holder have been aggregated as a single account holder. The three largest senior and subordinated certificate holders held aggregate principal amounts of $547,593, $445,993 and $400,000 as of April 30, 1997. As of April 30, 1997, there were 3,577 accounts holding Demand, Fixed Rate and Money Market Thrift Certificates, of which 74 held accounts aggregating $50,000 or more. The three largest holders of Demand, Fixed Rate and Money Market Thrift Certificates held aggregate principal amounts of $519,383, $284,523 and $234,000 at April 30, 1997. The Company does not believe that this results in an undue concentration of debt being held by relatively few individuals. In the event of ELCOA's liquidation, holders of Demand, Fixed Rate and Money Market Thrift Certificates would be senior in priority to claims against ELCOA's assets. Therefore, they would effectively be senior to the Certificates. There are no other debt securities issued by the Company which are senior to the Certificates.

    The Company believes that in order to fund an increased level of new lease volume, it must sell a portion of its lease portfolio to other financial institutions seeking to increase their asset-based receivable portfolio through the securitization process. If the Company is successful in these efforts, the Company would immediately recognize as income the net present value of the remaining lease payments at an agreeable discounted rate, less its investment in the cost of the equipment being leased. Cash realized from sale would immediately be available to invest in new lease business, enabling the Company to carry an increased lease portfolio.

    Taking into consideration the fact that the Company may no longer rely on its sale of senior debt and the sale of Demand and Fixed Rate Certificates by ELCOA, in order to fund new business, it must rely on funds generated from outside financial institutions, including, but not limited to ELCOA. In view of the Company's history of losses, the uncertainty with respect to generation and securitization of new lease receivables, management is unable to estimate the Company's profitability and liquidity beyond the current fiscal year. Reference is made to Notes 2, 3, 4, and 5 of the Consolidated Financial Statements for information relating to future amounts receivable under lease contracts, the Company's senior and subordinated borrowings and ELCOA's Demand, Fixed Rate and Money Market Thrift Certificates.

    Although the Company has reported losses since 1980 for financial statement purposes, it has supported operations in the past through rentals received from its lessees and the sale of debt securities. However, in view of its high degree of leverage and losses, the Company determined it was unable to continue to service its debt and, on August 8, 1997, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company and ELCOA are managing their businesses as debtors-in-possession subject to the supervision and control of the Federal Bankruptcy Court for the Eastern District of Pennsylvania. The Company believes that in order to achieve a profitable level of operations, it must increase the origination of new lease receivables without any appreciable increase in lease origination or general and administrative expenses. Due to the current shareholders' deficit, if the Company were to liquidate in the near future, holders of the subordinated thrift certificates, and outstanding preferred and common stock would lose all of their investment.

    Excess funds during the fiscal years ended April 30, 1997, 1996 and 1995 had been invested in low yielding but highly liquid investments. These funds had been held solely for the purpose of awaiting investment in new lease receivables. During the fiscal year ended April 30, 1997, the average interest rate earned by the Company on these funds was approximately 5.6%, while the average interest rate paid on outstanding certificates attributable to the funds was 9.3%, resulting in a negative spread of 3.7%. During the fiscal year ended April 30, 1997, the average rate of return on the Company's investment in its lease receivables was approximately 21%.

    Prior to April 30, 1997, neither the Company nor ELCOA had ever defaulted on any contractual payment of interest or principal on any bank borrowings, senior or subordinated debt obligations, or Demand, Fixed Rate and Money Market Thrift Certificates issued to the public, and requests for early repayment of interest or principal had never been later than five business days after demand for redemption was received. During the month of June, 1997, as a result of reductions in the Company's available cash, requests for early redemption of demand and fixed rate certificates prior to maturity were deferred to July 5, 1997. As of July 7, 1997, both the Company and ELCOA were unable to meet request for these redemptions, resulting in what may have been determined to be a default under terms of each respective trust indenture. On Friday August 8, 1997, in order to protect the viability of the Company, the Company and ELCOA filed for protection under Chapter 11 of the U.S. Bankruptcy Code. These proceedings were filed in the U.S. Bankruptcy Court for the Eastern District of Pennsylvania. Pending the resolution of this proceeding, no further redemptions or payments of interest will occur. In order to continue its operations, the Company and ELCOA must generate additional sources of liquidity to fund new business, of which there can be no assurance. See "Methods of Financing".

                 STATEMENT REGARDING FORWARD LOOKING STATEMENTS

    Except for the historical information contained herein, the matters discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this annual report on Form 10-K, are forward looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. These risks and uncertainties are more fully discussed in Note 1 to the Consolidated Financial Statements. The Company does not intend to provide updated information about the matters referred to in these forward looking statements, other than in the context of management's discussion and analysis in the Company's quarterly and annual reports on Form 10-Q and 10-K.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index To Financial Statements

                                                                  Page
                                                                  ----
    (a)  Independent Auditor's Report                             29

    (b)  Consolidated Balance Sheets at April 30,
         1997 and 1996.                                            30

    (c)  Consolidated Statements of Operations for
         the years ended April 30, 1997, 1996 and 1995.            32

    (d)  Consolidated Statement of Changes in
         Shareholders' Deficit for the years
         ended April 30, 1997, 1996 and 1995.                      33

    (e)  Consolidated Statements of Cash Flows
         for the years ended April 30, 1997, 1996
         and 1995.                                                 34

    (f)  Notes to Consolidated Financial Statements.               36


See Item 14 on Page 50 for Financial Statement Schedules

                          INDEPENDENT AUDITOR'S REPORT

To the Shareholders and Board of Directors of Walnut Equipment Leasing Co., Inc.

We have audited the accompanying consolidated balance sheets of Walnut Equipment Leasing Co., Inc. (a wholly-owned subsidiary of Walnut Associates, Inc.) and subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for each of the three years in the period ended April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Walnut Equipment Leasing Co., Inc. and subsidiaries as of April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Walnut Equipment Leasing Co., Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses, has been unable to meet the requests for redemption of its certificates beginning July 7, 1997 and, in addition, on August 8, 1997, the Company and its Subsidiary have filed separate voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 1. In the event the plan of reorganization is confirmed, continuation of the business thereafter is dependent on the Company's ability to achieve sufficient cash flow to meet its restructured debt obligations. As a result of the reorganization proceedings, the Company may sell or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, the confirmation of a plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. If no reorganization plan is approved, it is possible that the Company's assets could be liquidated. The consolidated financial statements do not included any adjustments that might result from the outcome of these uncertainties.

/s/  Cogen Sklar LLP
COGEN SKLAR LLP
Bala Cynwyd, Pennsylvania
July 1, 1997, except for Note 1, Management Plans,
as to which the date is August 8, 1997.

                       WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS


                                                                            April 30,
                                                                        1997          1996
                                                                 -----------   -----------
ASSETS

Direct finance leases:
    Aggregate future amounts receivable under lease contracts    $20,917,123   $18,423,816
    Estimated residual value of equipment                          1,520,822     1,704,915
    Initial direct costs, net                                        541,627       474,059
    Less:
      Unearned income under lease contracts                       (4,663,898)   (3,829,859)
      Advance payments                                              (633,450)   (  568,715)
                                                                  ----------    ----------

                                                                  17,682,224    16,204,216
      Allowance for doubtful lease receivables                    (2,132,075)   (2,069,855)
                                                                  ----------    ----------

                                                                  15,550,149    14,134,361

Operating leases:
    Equipment at cost, less accumulated depreciation of
     $18,028 and $14,413, respectively                                17,303        19,420
    Accounts receivable                                                7,954         1,112
Cash and cash equivalents                                            439,829     9,207,905
Other assets (includes $50,363 and $63,794, respectively,
receivable from related party)                                     1,138,951     1,132,587
                                                                 -----------   -----------

    Total assets                                                 $17,154,186   $24,495,385
                                                                 ===========   ===========















                                  See accompanying notes

                     WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS - (continued)


                                                                            April 30,
                                                                        1997            1996
                                                                 -----------     ------------
LIABILITIES

Amounts payable to equipment suppliers                           $   885,658      $   802,956
Other accounts payable and accrued expenses                          268,884          268,169
Demand, Fixed Rate and Money Market Thrift Certificates
 (includes $177,250 and $183,805,
 respectively, held by related parties)                           24,128,483       26,407,959
Senior Thrift Certificates (includes $674,407 and
 $812,773, respectively, held by related parties)                 21,844,864       21,394,687
Subordinated Thrift Certificates (includes $316,444 and
 $397,136, respectively, held by related parties)                  5,343,945        5,523,118
Accrued interest (includes $186,067 and $159,306,
  respectively, to related parties)                                7,065,141        6,309,733
Subordinated debentures (includes $0 and $4,000,
 respectively, held by related parties)                                  ---            4,000
                                                                  ----------      -----------

                                                                  59,536,975       60,710,622
                                                                  ----------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT

Prime Rate Cumulative Preferred Shares, $1 par value,
 $100 per share liquidation preference, 50,000 shares
 authorized, 281 shares issued and outstanding
 (liquidation preference $28,100)                                        281             281
Adjustable Rate Cumulative Preferred Shares, $1 par value,
 $1000 per share liquidation preference.  1,000 shares
 authorized, 275 shares issued and outstanding
 (liquidation preference $275,000)                                       275             275
Common stock, $1.00 par value, 1,000 shares authorized,
 issued and outstanding                                              101,500         101,500
Accumulated Deficit                                              (42,484,845)    (36,317,293)
                                                                 -----------     -----------

                                                                 (42,382,789)    (36,215,237)
                                                                 -----------     -----------

    Total liabilities and shareholders' deficit                  $17,154,186     $24,495,385
                                                                 ===========     ===========

                                           See accompanying notes

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   For the Years Ended April 30,

                                                1997           1996           1995
                                          ----------     ----------     ----------
Revenue:
   Income earned under
    direct finance lease
    contracts                             $3,636,479     $3,609,620     $3,965,846
   Operating lease rentals                    35,801         10,211         13,300
                                          ----------     ----------     ----------
                                           3,672,280      3,619,831      3,979,146
                                          ----------     ----------     ----------
Costs and expenses:
    Interest expense, net of
     interest income of $257,973,
     $484,713 and $380,377, respectively   5,223,856      4,844,532      4,313,253
    Lease origination expenses             1,290,978      1,179,238      1,067,962
    General and
     administrative expenses
     (includes $887,388, $905,451
     and $800,864, respectively,
     paid to related parties)              2,144,999      2,157,252      2,019,029
    Provision for doubtful
     lease receivables                     1,165,905      1,045,089      1,463,752
    Depreciation on operating
     lease equipment                          14,094         14,221          7,105
                                          ----------     ----------     ----------

                                           9,839,832      9,240,332      8,871,101
 Loss from operations                     ----------     ----------     ----------
     before provision for federal and
     state income taxes                   (6,167,552)    (5,620,501)    (4,891,955)

Provision for federal and state
     income taxes                                ---            ---            ---
       -----------    -----------    -----------
Net Loss                                 $(6,167,552)   $(5,620,501)   $(4,891,955)
                                         ===========    ===========    ===========









                                 See accompanying notes

                                               WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                                For the Years Ended April 30, 1997, 1996 and 1995

                                    Prime Rate       Adjustable Rate                                         Total
                                    Cumulative          Cumulative        Common        Accumulated       Shareholders'
                                 Preferred Shares    Preferred Shares     Stock           Deficit           Deficit
                                 ----------------    ----------------    --------      ------------      -------------
                                Shares               Shares
                                Issued     Amount    Issued    Amount
                                ------     ------    ------    ------
Balance, April 30, 1994,           281     $  281       275    $  275    $101,500      $(25,804,837)     $(25,702,781)

Net loss for the year ended
 April 30, 1995                    ---        ---       ---       ---         ---        (4,891,955)       (4,891,955)
                                 -----     ------     -----    ------    --------      ------------      ------------
Balance, April 30, 1995            281        281       275       275     101,500       (30,696,792)      (30,594,736)

Net loss for the year ended
 April 30, 1996                    ---        ---       ---       ---         ---        (5,620,501)       (5,620,501)
                                 -----     ------     -----    ------    --------      ------------      ------------
Balance, April 30, 1996            281        281       275       275     101,500       (36,317,293)      (36,215,237)

Net loss for the year ended
 April 30 1997                     ---        ---       ---       ---         ---        (6,167,552)       (6,167,552)
                                 -----    -------     -----    ------    --------      ------------      ------------
Balance, April 30, 1997            281    $   281       275    $  275    $101,500      $(42,484,845)     $(42,382,789)
                                 =====    =======     =====    ======    ========      =============     =============






                                                        See accompanying notes

                 WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            For the Years Ended April 30,

                                         1997              1996              1995
                                  -----------       -----------      ------------
OPERATING ACTIVITIES

Net Loss                          $(6,167,552)      $(5,620,501)     $(4,891,955)
Adjustments to reconcile
   net loss to net cash
   used in operating activities:
   Depreciation                        14,094            14,221            7,105
   Amortization of deferred debt
      registration expenses           111,514           126,533          121,402
   Provision for doubtful
      lease receivables             1,165,905         1,045,089        1,463,752
Effects of changes
   in other operating items:
   Accrued interest                   755,407           897,985          608,304
   Amounts payable to
      equipment suppliers              82,702           325,660         (224,212)
   Other (net), principally
      increase in other assets       (117,161)         (152,503)        (330,663)
Net cash used in                  -----------        ----------      -----------
   operating activities            (4,155,091)       (3,363,516)      (3,246,267)
                                  -----------        ----------      -----------


INVESTING ACTIVITIES

Excess of cash received over
   lease income recorded            6,719,049         6,949,129        7,374,851
Increase (decrease) in
   advance payments                    64,735           (11,250)         (31,922)
Purchase of equipment
   for lease                       (9,384,295)       (7,317,494)      (7,567,613)
Net cash used in investing        -----------        ----------      -----------
   activities                     $(2,600,511)      $  (379,615)     $   224,684)
                                  -----------       -----------      -----------








                                  See accompanying notes


                 WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)


                                            For the Years Ended April 30,

                                         1997              1996              1995
                                  -----------       -----------      ------------
FINANCING ACTIVITIES

Proceeds from issuance of:
   Demand and Fixed Rate
      Certificates                 $5,370,047        $9,620,233      $10,983,417
   Senior Thrift Certificates       4,963,427         6,522,341        5,488,212
Redemption of:
   Subordinated Debentures             (4,000)           (1,858)             ---
   Demand, Fixed Rate and
      Money Market Thrift
      Certificates                 (7,649,524)       (7,734,149)      (8,272,533)
   Senior Thrift Certificates      (4,513,250)       (3,911,232)      (3,355,304)
   Subordinated Thrift
      Certificates                   (179,174)         (502,248)         (13,043)
                                  -----------        ----------      -----------
Net cash provided by (used in)
   financing activities            (2,012,474)        3,993,087        4,830,749
                                  -----------        ----------      -----------
Increase (Decrease) in Cash
   and Cash Equivalents            (8,768,076)          249,956        1,359,798
Cash and Cash Equivalents,
   Beginning of Year                9,207,905         8,957,949        7,598,151
                                  -----------        ----------      -----------
Cash and Cash Equivalents,
   End of Year                     $  439,829        $9,207,905       $8,957,949
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

    BASIS OF FINANCIAL STATEMENT PRESENTATION AND MANAGEMENT'S PLANS

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

    During the years ended April 30, 1997, 1996 and 1995, the Company incurred losses of $6,167,552, $5,620,501, and $4,891,955, respectively, had negative cash flows from operations during those years, and reported accumulated deficits of $42,484,845 and $36,317,293 at April 30, 1997 and 1996,
respectively. As a result of the requests by certificate holders for redemptions which exceeded the Company's and ELCOA's cash and cash equivalents, the Company was unable to meet the requests for redemption of its Senior Thrift Certificates and Subordinated Thrift Certificates, and ELCOA was unable to meet the requests for redemption of its Demand, Fixed Rate, and Money Market Thrift Certificates, beginning July 7, 1997 and thereafter. Management had reviewed the Trust Indentures covering the registered offerings of these debt securities and concluded that a default may have occurred in the redemption provisions.
On August 8, 1997 the Company and ELCOA filed separate voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. ELCOA and Walnut are managing their businesses as debtors-in-possession subject to the supervision and control of the U.S. Bankruptcy Court for the Eastern District of Pennsylvania.

    Continuation of the Company's operations is dependent upon the achievement of sustained profitable operations, through increased new business generated by the Company, a reduction in expenses, and the ability to generate sufficient cash resources to support future operations. In response to the Company's financial difficulties, management has implemented a number of cost-saving measures, instituted procedures to improve the quality of the Company's outstanding leases, and investigated new ways of increasing new lease business. Among other things, the Company has (i) reduced the number of employees from 60 at April 30, 1997 to 40 employees effective August 11, 1997, (ii) closed the in-house printing facilities, (iii) tightened credit criteria through the utilization of a scoring system thereby eliminating lease applicants whose credit score is below a certain minimum, (iv) increased reliance on electronic commerce (i.e. broadcast fax) for advertising rather than bulk mailings ($.07 v.s. $.30 per direct mail piece) and (v) began an external search for experienced leasing professionals to contribute to a further increase in lease volume. Management believes that the Company's cash flow from the collections from outstanding lease receivables and the sale of leases to third-party securitizers will be adequate to meet operating needs during the ensuing year.

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

    FINANCIAL INSTRUMENTS:

    The following method and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

    Cash and cash equivalents, accounts payable to equipment suppliers, accrued expenses and security deposits, demand certificates and accrued interest: the carrying amounts reported in the balance sheet approximate the fair value because of the short term maturity of these instruments.

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (Continued)

    Fixed Rate, Money Market, Senior and Subordinated Certificates: it was not practical to estimate the fair value of the Fixed Rate, Money Market, Senior and Subordinated Certificates outstanding. There is no market for this debt.

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

    The net deferred tax asset as of April 30, 1997 and 1996 includes deferred tax assets (liabilities) attributable to the following temporary deductible (taxable) differences:

                                                             1997         1996
                                                       ----------   ----------
    Operating lease method vs. direct finance method   $2,738,000   $2,889,500
    Provision for doubtful lease receivables              831,500      596,600
    Operating loss carryforward                        11,386,200    9,173,000
    Other                                                 (42,000)     (32,600)
                                                       ----------   ----------
    Net deferred tax asset                             14,913,700   12,626,500
    Valuation allowance                               (14,913,700) (12,626,500)
                                                       ----------   ----------
    Net deferred tax asset after valuation allowance   $      ---   $      ---
                                                       ==========   ==========

    A valuation allowance was considered necessary since it is more likely than not that the Company will not realize the tax benefits of the deductible differences and operating loss carryforward. As of April 30, 1997 the net operating loss carryover amounted to approximately $33,489,000 expiring through 2012 and the investment tax credit carryover amounted to approximately $943,000 expiring through 2001.

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (continued)

    Both the Company and ELCOA will be included in a consolidated federal income tax return. If the consolidated group incurs a federal income tax liability, each company's share will be based upon the tax allocation policy of the consolidated group. However, the Company and ELCOA will not file a consolidated income tax return for state income tax purposes. Each company will be subject to state income taxation on each Company's separate income as computed for state tax purposes. During the fiscal years ended April 30, 1997, 1996, and 1995, ELCOA recognized provisions for state income taxes in the amount of $0, $0, and $360, respectively, on its separate income. No provision for federal income taxes was necessary.

    LATE CHARGES:

    Terms of the Company's lease contracts include provisions for assessing a monthly late charge on any past due amounts. Revenues from late charges collected were approximately $407,000, $411,000, and $418,000 during the fiscal years ended April 30, 1997, 1996 and 1995, respectively.

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

    ALLOWANCE FOR DOUBTFUL LEASE RECEIVABLES:

    An allowance for doubtful direct finance lease receivables has been maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by provisions charged to operating expense and reduced by charge-offs, based upon a periodic evaluation, performed at least quarterly of delinquent finance lease receivables. Charge-offs totaled $1,103,685, $940,243 and $2,111,032 for the years ended April 30, 1997, 1996 and 1995, respectively.
    OTHER ASSETS

    Included in other assets at April 30, 1997 and 1996, are deferred expenses totaling $346,937 and $311,324 net of accumulated amortization, respectively, representing costs directly related to the Company's registration and sale of Senior Thrift Certificates. Also included in other assets at April 30, 1997 and 1996 are deferred expenses totaling $435,920 and $452,495, respectively, net of accumulated amortization, representing costs related to ELCOA's registration and sale of Demand and Fixed Rate Certificates. Included in deferred expenses are unamortized commissions of $531,002 and $558,762 at April 30, 1997 and 1996 paid by the Company and ELCOA to Welco Securities, Inc. Such expenses are being amortized on a straight-line basis over the estimated average lives of the debt issued under the registration statements and the term of the certificates. Amortization of the Company's deferred expenses charged to income for the years ended April 30, 1997, 1996 and 1995 amounted to approximately $111,500, $126,500, and $121,400, respectively.

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (continued)

    CASH FLOW STATEMENTS

    The Company considers cash invested in short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. At April 30, 1996 and 1995 cash equivalents, consisting of U.S. Government Securities amounted to $8,098,999 and $6,349,693, respectively. The Company had no cash equivalents at April 30, 1997. Interest paid for the fiscal years ended April 30, 1997, 1996 and 1995 was $4,726,422, $4,431,260,
and $4,085,326, respectively. No income taxes were paid during the three fiscal years ended April 30, 1997.

    CONCENTRATION OF CREDIT RISK

    The concentration of credit risk is limited since the Company's small-ticket lease portfolio varies widely as to diversity of equipment types, lessees, and geographic location.

    2.  AGGREGATE FUTURE AMOUNTS RECEIVABLE UNDER LEASE CONTRACTS:

    Receivables under financing lease contracts at April 30, 1997 are due as follows:

              Year Ending April 30,           Amount
              ---------------------      -----------
              1998                       $10,623,765
              1999                         5,874,243
              2000                         3,037,755
              2001                           985,925
              2002 and beyond                395,435
                                         -----------
                                         $20,917,123
                                         ===========

    Future rentals due under operating lease contracts are all due within one year and, excluding those rentals reflected in operating lease accounts receivable, total $5,307 and $10,433 at April 30, 1997 and 1996, respectively.

    3.  DEMAND, FIXED RATE AND MONEY MARKET THRIFT CERTIFICATES:

    The Demand, Fixed Rate and Money Market Thrift Certificates outstanding at April 30, 1997 were issued by ELCOA, with outstanding certificates bearing interest at rates ranging from 7.25% to 12.75%. Beginning September 1, 1990, the name of these debt securities was changed from Money Market Thrift Certificates to Demand and Fixed Rate Certificates. In the event of liquidation of ELCOA, holders of these debt securities would be senior in priority in liquidation with respect to ELCOA's assets. Holders of ELCOA's debt securities have no right in liquidation with respect to the assets of its parent, the Company. All of these certificates rank on parity with each other. There are no restrictive covenants relative to this debt, nor is ELCOA

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    3.  DEMAND, FIXED RATE AND MONEY MARKET THRIFT CERTIFICATES:  (Continued)

restricted from the payment of cash dividends, loans or advances to the Company. The certificates at April 30, 1997 are due as follows:


    Year Ending April 30,                Amount
    ---------------------           -----------
         1998                       $13,701,279
         1999                         4,764,066
         2000                         2,254,299
         2001                         1,075,594
         2002 and beyond              2,333,245
                                    -----------
                                    $24,128,483
                                    ===========

    Included in the amount due in the year ending April 30, 1998 are $1,237,302 of certificates payable on demand. Additionally, accrued interest of $2,994,427 at April 30, 1997 is payable upon demand.

    4.  SENIOR THRIFT CERTIFICATES:

    Outstanding Senior Thrift Certificates bear interest at rates ranging from 9.25% to 13.10% at April 30, 1997, and in the event of liquidation are senior in priority to all outstanding Subordinated Thrift Certificates. Senior Thrift Certificates at April 30, 1997 are due as follows:

    Year Ending April 30,                Amount
    ---------------------           -----------
         1998                       $15,833,319
         1999                         2,714,042
         2000                         1,766,400
         2001                           494,674
         2002 and beyond              1,036,429
                                    -----------
                                    $21,844,864
                                    ===========

    Included in the amount due in the year ending April 30, 1998 are approximately $1,153,909 in certificates payable on demand. Accrued interest on the Senior Thrift Certificates of $2,008,897 at April 30, 1997 is payable on demand.

    5.  SUBORDINATED THRIFT CERTIFICATES:

    Outstanding Subordinated Thrift Certificates bear interest at rates ranging from 10.00% to 13.10% at April 30, 1997. All thrift certificates are

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subordinated to any indebtedness defined by the Trust Indenture as "Senior Debt" which includes Senior Thrift Certificates, borrowings from banks, trust companies and other financial institutions, but excludes subordinated debentures. Subordinated Thrift Certificates at April 30, 1997 are due as follows:

    Year Ending April 30,               Amount
    ---------------------           ----------
         1998                       $4,351,306
         1999                          429,970
         2000                          205,657
         2001                           57,471
         2002 and beyond               299,541
                                    ----------
                                    $5,343,945
                                    ==========

    Included in the amount due in the year ending April 30, 1998 are approximately $465,544 of certificates payable on demand. Accrued interest on the Subordinated Thrift Certificates of $2,061,816 at April 30, 1997 is payable on demand.

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

    The Adjustable Rate Cumulative Preferred Shares, which have a $1,000 per share liquidation preference, are redeemable at the option of the Company at $1,000 per share, plus accrued dividends. Distributions are cumulative and declared and paid monthly at a rate equal to the prime rate but not less than 12% per annum nor greater than 18% per annum. There were no distributions during the three fiscal years ended April 30, 1997.

    "Prime Rate Cumulative Preferred Shares" have a $100 liquidation preference and are redeemable solely at the option of the Company at $105 per share, plus accrued dividends. Distributions are cumulative and are declared and paid monthly at a rate equal to the prime rate of interest but not less than 10% nor greater than 18% per annum. There were no distributions during the three fiscal years ended April 30, 1997.

    7.  INCOME TAXES:

    The Company has available for federal income tax purposes net operating loss carryovers aggregating approximately $33,489,000 at April 30, 1997. Such loss carryovers may be used to offset future taxable income, if any, until their expiration in varying amounts from 2001 to 2012. The Company also has

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investment tax credit carryovers of approximately $943,000 at April 30, 1997 which are available to reduce federal income tax liabilities, if any. Such carryovers expire, if not previously utilized, in varying amounts from 1998 through 2001.

    8.  INITIAL DIRECT COSTS:

    Initial direct costs consist principally of commissions, processing, and credit approval costs. In accordance with SFAS No. 91, a portion of the initial direct costs have been deferred as part of the investment in direct financing leases. These initial direct costs amounted to $400,252, $309,291, and $333,580 for the fiscal years ended April 30, 1997, 1996 and 1995, respectively.

    9.  COMMITMENTS AND CONTINGENCIES:

    The Company leases office space and equipment under noncancellable operating lease agreements. Total rental expense charged to operations for the years ended April 30, 1997, 1996 and 1995 was approximately $208,200, $209,400, and $235,200, respectively.

    As of April 30, 1997, the future minimum rental payments under leases are as follows:

         Year Ending April 30,        Amount
         ---------------------     ----------
         1998                      $  207,784
         1999                         214,949
         2000                         222,115
         2001                         229,280
         2002 and beyond              434,873
                                   ----------
                         Total     $1,309,001
                                   ==========

10. TRANSACTIONS WITH RELATED PARTIES:

    The Company is a wholly-owned subsidiary of Walnut Associates, Inc., which is wholly-owned by Mr. William Shapiro, the President of Walnut Equipment Leasing Co., Inc.

    The President received no salary in fiscal years 1997, 1996 and 1995. However, the Company paid management fees of $69,000 during each of the fiscal years ended April 30, 1997, 1996 and 1995, respectively to Walnut Associates, Inc., primarily to reimburse it for the services of the President.

    Outstanding Adjustable Rate Cumulative Preferred Shares, Prime Rate Cumulative Preferred Shares, Subordinated Debentures, Senior and Subordinated Thrift Certificates and Demand, Fixed Rate and Money Market Thrift Certificates, including accrued interest, held by the President, members of his family or companies in which he is the majority shareholder at April 30, 1997 and 1996 were as follows:

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. TRANSACTIONS WITH RELATED PARTIES:  (Continued)

                                                   1997            1996
                                               --------         -------
    Adjustable Rate Cumulative
    Preferred Shares                           $    275         $   275

    Prime Rate Cumulative Preferred Shares          281             281

    Senior Thrift Certificates                  720,666         853,640

    Demand, Fixed Rate and
    Money Market Thrift Certificates            191,146         192,264

    Subordinated Debentures                           0           4,000

    Subordinated Thrift Certificates            442,356         507,116

    For the years ended April 30, 1997, 1996 and 1995, the Company paid Welco Securities, Inc., ("Welco") an affiliated registered broker/dealer in securities owned by the President of the Company, $191,998, $167,138, and $135,593, respectively, for commissions paid in connection with the offering and sale of Senior Thrift Certificates. The Company pays Welco a commission from 0.2% to 8.0% of the sale price of all Fixed Term Senior Thrift Certificates, and amortizes this expense over the term of each certificate. ELCOA paid Welco $150,332, $182,155, and $170,642 for commissions incurred in the solicitation of Demand, Fixed Rate and Money Market Thrift Certificates during the fiscal years ended April 30, 1997, 1996 and 1995, respectively. ELCOA pays a commission to Welco of 0.2% to 8.0% of the sale price on all Demand and Fixed Rate Certificates sold, and amortizes this expense over the term of each certificate. During the fiscal year ended April 30, 1997, 1996 and 1995, Welco paid rentals of approximately $23,900, $21,000, and $8,500, respectively, on equipment leased from the Company.

    The law firm of William Shapiro, Esq., P.C. has been engaged by Walnut Equipment Leasing Co., Inc. to collect overdue delinquent receivables 90 days or longer in arrears, on a contingency basis, and was reimbursed by Walnut for costs and expenses incurred in these efforts. For the three fiscal years ended April 30, 1997, the relationship between amounts recovered by the law firm from delinquent lease receivables (on a consolidated basis for Walnut and ELCOA) and the costs paid the law firm by Walnut to reimburse it for these efforts was as follows:

              WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. TRANSACTIONS WITH RELATED PARTIES:  (Continued)

                                     For The Three Fiscal Years Ended April 30
                                     -----------------------------------------
                                           1997            1996           1995
                                     ----------      ----------     ----------
Amounts Collected and Remitted
by the Law Firm from Delinquent
Lease Receivables                    $1,632,000      $1,508,000     $1,379,000
------------------------------------------------------------------------------

Amounts Paid to the Law Firm by
Walnut for Legal Collection Efforts  $  419,040      $  407,160     $  354,783
------------------------------------------------------------------------------

    During the fiscal years ended April 30, 1997, 1996 and 1995 the Company incurred $72,758, $75,732, and $69,943, respectively, in transfer agent service fees for the issuance and redemption of its Senior and Subordinated Thrift Certificates. These fees were paid monthly to Financial Data, Inc., a subsidiary of Walnut Associates, Inc. The monthly amount charged by Financial Data, Inc. is the sum of $2.00 per certificate holder account maintained, $1.00 per new or rollover certificate issued during the month, or a minimum of $1,000 per month, whichever is greater. During the fiscal years ended April 30, 1997, 1996 and 1995 ELCOA paid $98,926, $106,589, and $99,595, respectively, to Financial Data, Inc. for similar services rendered in connection with its outstanding Demand, Fixed Rate and Money Market Thrift Certificates.

    The Company charges Financial Data, Inc. for the use of the Company's computer facilities, space, telephone, and personnel. The amounts charged to Financial Data, Inc. during the fiscal years ended April 30, 1997, 1996, and 1995 were $116,967, $105,780, and $111,592, respectively. As of April 30,
1997 and 1996, the Company had a receivable of $50,363 and $63,794, respectively from Financial Data, Inc. The ability of Financial Data, Inc. to repay this amount is dependent upon increases in the number of holders of Demand, Fixed Rate, and Senior Thrift Certificates and related charges therefrom.

    On March 6, 1987, the Company entered into a lease agreement with Walnut Associates, Inc. covering approximately 4,300 square feet of warehouse and print shop facilities for a five year term, renewable for an additional five year term, at an annual rental of $3.00 per square foot for the initial term. This lease was renewed for an additional five year term at the same monthly rental through March 31, 1997 at which time the lease continued on a month to month basis. During the fiscal years ended April 30, 1997, 1996 and 1995, $12,900 in rents each year were paid by the Company to Walnut Associates, Inc.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    None
                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company are:

William Shapiro                    (age 73) President and Director
Kenneth S. Shapiro                 (age 45) Vice President
                                            and Director
Deljean Shapiro                    (age 69) Secretary-Treasurer
                                            and Director
Philip R. Bagley                   (age 70) Director
Lester D. Shapiro                  (age 36) Director

    Director's terms expire May 1, 1997, or when their successors are duly elected at the next annual meeting of the stockholders. The executive officers' terms expire when their successors are duly appointed by the Board of Directors.

    William Shapiro, the husband of Deljean Shapiro and father of Kenneth and Lester Shapiro, holds degrees from the Temple University Schools of Business and Law. He is a practicing attorney. He has been the President, Chief Executive Officer and Director of the Company since 1969 and devotes substantially all of his time to those duties. For the last thirty-three years, he has been the President, Chief Executive Officer and a Director of Walnut Associates, Inc., the parent of the Company. He has been President of William Shapiro, Esq., P.C., a law firm since 1976. He was also a Director of Kulicke and Soffa Industries, Inc. a publicly held manufacturing company, through August 1987. Mr. William Shapiro is the Secretary/Treasurer and Director of Welco Securities, Inc. since 1983, the President of Equipment Leasing Corporation of America since May, 1986, and President and Director of Financial Data, Inc. since 1972.

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

    Dr. Thomas Matcovich, a Director of the Company since September, 1983, died during April, 1997. A replacement is being sought by the Company.

Item 11. EXECUTIVE COMPENSATION

    No Officer or Director of the Company received from the Company aggregate direct remuneration during the fiscal year ended April 30, 1997, equal to or in excess of $62,400. The Company has no profit sharing, pension, stock option plans or employment agreement in effect and does not expect to adopt any such plan or agreement in the near future. All executive officers as a group (consisting of two individuals) earned an aggregate of $129,800 in direct or indirect remuneration during the fiscal year ending April 30, 1997 (consisting in part of a $69,000 annual management fee paid to Walnut Associates, Inc., in consideration of the services of Mr. William Shapiro, its sole shareholder). During the months of May, June, and July, 1997, the management fee paid to Walnut Associates, Inc. was reduced to $2,750 monthly. Commencing August, 1, 1997, the management fee was eliminated and Mr. William Shapiro is to be paid a weekly salary of $1,200 (or $62,400 per annum.) The Company pays directors' fees to outside directors in the amount of $500 per director per meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All of the common stock of the Company presently outstanding is owned by Walnut Associates, Inc. and 100% of the common stock of Walnut Associates, Inc., is beneficially owned by William Shapiro, the President, Director, and Chief Executive Officer of the Company. The principal business address of Walnut Associates, Inc. is Suite 200, One Belmont Avenue, Bala Cynwyd, Pennsylvania 19004. As the sole shareholder, William Shapiro and Walnut Associates, Inc., may be deemed "parents" of the Company as that term is defined under the Securities Act of 1933, as amended. All of the Company's presently outstanding Adjustable Rate Cumulative Preferred Shares are held by

Mr. William Shapiro and members of his immediate family, individually or in joint ownership, as well as $281 in legal capital of Prime Rate Cumulative Preferred Shares at April 30, 1997.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There are no employment contracts with any of the Officers or Directors of the Company.

    For the three fiscal years ended April 30, 1997, the Company paid yearly management service fees of $69,000 to Walnut Associates, Inc. (which is 100% owned by William Shapiro). Management service fees have continued since July, 1997 at the rate of $2,750 per month. These fees were primarily to reimburse Walnut Associates for the services provided to the Company by Mr. William Shapiro. The management and servicing activities of Walnut Associates, Inc. for which such charges are made also cover broad areas, including management guidance, financing and furnishing of office and computer facilities. Commencing August 1, 1997, the management fee was eliminated in favor of a salary to be paid Mr. William Shapiro of $62,400 per annum.

    Financial Data, Inc., an affiliate of the Company, performs transfer agent duties for both the Company and ELCOA and receives monthly fees from both companies for its services, which amounted to $171,684 for the fiscal year ended April 30, 1997. Financial Data, Inc. is obligated to reimburse the Company for the use of its computer facilities, personnel and miscellaneous office expenses, including rent and telephone. Accrued reimbursements totaled $127,566 for the fiscal year ended April 30, 1997. Financial Data, Inc. owed the Company $50,363 at that date.

    Legal services involving collections on defaulted leases were performed for the Company and ELCOA by a law firm in which William Shapiro is a principal. During fiscal year 1997, Mr. Shapiro's firm received $419,040 as reimbursement for legal costs and expenditures incurred on behalf of the Company. Neither William Shapiro nor Kenneth Shapiro are included on the law firm's payroll.

    During fiscal 1997 the Company reimbursed Welco Securities, Inc. ("WELCO") an affiliate owned by Mr. William Shapiro, for out-of-pocket expenses incurred in connection with the offering and sale of Senior Thrift Certificates. Both Companies pay Welco commissions between 0.2% and 8.0% of the sale price of the certificates sold on behalf of the companies. See Footnote 10 to the Consolidated Financial Statements. Both the Company and ELCOA amortize these commissions over the terms of the certificates. During fiscal 1997 and 1996, the Company and ELCOA paid Welco Securities, Inc. $342,330 and $349,293, respectively, for commissions and reimbursements of out-of-pocket expenses. Neither Kenneth Shapiro nor William Shapiro received any remuneration from Welco associated with the sale of these securities. As of April 30, 1997, Welco owed the Company $5,888 for printing and mailing costs paid by the Company on Welco's behalf. During the fiscal year ended April 30, 1997, Welco paid rentals of $23,924 on equipment leased from the Company.

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

    The Company also leases certain warehouse and print shop facilities from Walnut Associates, Inc. Rents paid by the Company to Walnut Associates, Inc. totaled $12,900 for the fiscal year ended April 30, 1997. See also Item 2 to this Form 10-K.

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

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  FINANCIAL STATEMENTS (Included in Item 8 of this Report):

                                                                  Page
                                                                  ----
         (a)  Independent Auditor's Report                        29

         (b)  Consolidated Balance Sheets at April 30,
              1997 and 1996.                                      30

         (c)  Consolidated Statements of Operations for
              the years ended April 30, 1997, 1996 and 1995.      32

         (d)  Consolidated Statement of Changes in
              Shareholders' Deficit for the years
              ended April 30, 1997, 1996 and 1995.                33

         (e)  Consolidated Statements of Cash Flows
              for the years ended April 30, 1997, 1996
              and 1995.                                           34

         (f)  Notes to Consolidated Financial Statements.         36

    (2)  FINANCIAL STATEMENT SCHEDULE (attached hereto):
         (a)  Report on Schedule.                                 57

         (b)  Schedule VIII - Valuation and Qualifying
              Accounts.                                           58

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

    4.34 - Form of Specimen of Demand Senior Thrift Certificate. (File No. 33-49278; Filed July 6, 1992).

    4.35 - Form of Specimen of Fixed Term Senior Thrift Certificate. (File No. 33-49278; Filed July 6, 1992).

     4.36 Fifth Supplemental Trust Indenture dated as of August 23, 1994 to Trust Indenture dated as of October 7, 1987 between Registrant and First Valley Bank, Bethlehem, Pennsylvania, Trustee. (File No. 33-81630; Filed August 25, 1994.)

     4.37 Form of Specimen of Demand Senior Thrift Certificate. (File No. 33-81630; Filed July 18, 1994).

     4.38 Form of Specimen of Fixed Term Senior Thrift Certificate. (File No. 33-81630; Filed July 18, 1994).

     4.39 Sixth Supplemental Trust Indenture dated as of September 10, 1996 to Trust Indenture dated as of October 7, 1987 between Registrant and Summit Bank (successor by merger to First Valley Bank), Bethlehem, Pennsylvania, as Trustee. (Filed September 11, 1996; Filed No. 333-09145)

     4.40 Form of Specimen of Demand Senior Thrift Certificate. (Filed July 30, 1996; File No. 333-09145)

     4.41 Form of Specimen of Fixed Term Senior Thrift Certificate. (Filed July 30, 1996; File No. 333-09145)

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

    12.1 - See "Consolidated Statements of Operations" in Item 8 to this report.

    22.1 - Subsidiaries of Walnut.

   *27.1 - Financial Data Schedule.

   *99.1   Form of Press Release dated as of August 8, 1997.

   *99.2 Form of Notice of filing petition for reorganization sent to holders of Walnut's debt securities.

   *99.3 Form of Notice of filing of petition for reorganization sent to holders of ELCOA's debt securities.

   *       Filed with this Form-10K

    (b)  Reports on Form 8-K

         (1) There were no reports filed on Form 8-K during the three months ended April 30, 1997.

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

    Date:  August 13, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

        Name                                 Title

/s/  William Shapiro
-----------------------             President, Chief Executive,
William Shapiro                     Principal Financial and
                                    Accounting Officer; Director
Date: August 13, 1997

/s/  Kenneth S. Shapiro
-----------------------             Vice-President; Director
Kenneth S. Shapiro

Date: August 13, 1997

/s/  Deljean Shapiro
-----------------------             Secretary/Treasurer; Director
Deljean Shapiro

Date: August 13, 1997

/s/  Philip R. Bagley
-----------------------             Director
Philip R. Bagley

Date: August 13, 1997

/s/  Lester D. Shapiro
-----------------------             Director
Lester D. Shapiro

Date: August 13, 1997

                             INDEPENDENT AUDITOR'S
                     REPORT ON FINANCIAL STATEMENT SCHEDULE


    In connection with our audits of the consolidated financial statements of Walnut Equipment Leasing Co., Inc. at April 30, 1997 and 1996 and for each of the three years in the period ended April 30, 1997, we have also audited the consolidated financial statement schedule included in this Form 10-K as listed in Item 14(a)(2).

    In our opinion, the consolidated financial statement schedule mentioned above presents fairly the information required to be stated therein.

/s/  Cogen Sklar LLP
COGEN SKLAR LLP


Bala Cynwyd, Pennsylvania
July 1, 1997


                            WALNUT EQUIPMENT LEASING CO., INC.
                    SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

    Column A                Column B        Column C         Column D        Column E
    --------                --------        --------         --------        --------
                                            Additions
                                            ---------
                            Balance at      Charged to                       Balance at
                            Beginning of    Costs and                        End of
Description                 Period          Expenses         Deductions      Period
---------------------------------------------------------------------------------------
Allowance for Doubtful
Lease Receivables (A)
----------------------

For the Fiscal Year Ended
April 30, 1995              $2,612,289      $1,463,752(B)    $2,111,032(C)   $1,965,009


For the Fiscal Year Ended
April 30, 1996              $1,965,009      $1,045,089(B)    $  940,243(C)   $2,069,855


For the Fiscal Year Ended
April 30, 1997              $2,069,855      $1,165,905(B)    $1,103,685(C)   $2,132,075


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
                                       FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                      ACT OF 1934

For the fiscal year ended                              Commission file number
APRIL 30, 1997                                         2-65101

                       WALNUT EQUIPMENT LEASING CO., INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    23-1712443
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

              SUITE 200, ONE BELMONT AVENUE, BALA CYNWYD, PA 19004 (Address of principal executive offices) (Zip Code)



                                 EXHIBIT VOLUME


                       WALNUT EQUIPMENT LEASING CO., INC.

                                 EXHIBIT INDEX

                                      10-K


Exhibit                                                          Sequential
Number    Description                                            Page Number
------    --------------------------------------------------     -----------

27.1      Financial Data Schedule.                              62

99.1 Form of press release dated as of August 8, 1997.          63

99.2Form of notice of filing petition for
reorganization sent to holders of Walnut's debt
securities.                                                     64

99.3Form of notice of filing of petition for
reorganization sent to holders of ELCOA's debt
securities.                                                     65


