Form 10-Q
period 1997-07-31
WALNUT EQUIPMENT LEASING CO INC
filed 1997-10-24
CIK 312259

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ---------------

                                  FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended July 31, 1997
                                   -------------
    or

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of August 31, 1997: $1.00 par value common stock - 1,000 shares.

                      WALNUT EQUIPMENT LEASING CO., INC.
                            (DEBTOR-IN-POSSESSION)
                                    INDEX


PART I.  FINANCIAL INFORMATION                                  PAGE NUMBER
------------------------------                                  -----------
    Item 1. Financial Statements

         Consolidated Balance Sheets; July 31, 1997
         (unaudited) and April 30, 1997                             1-2

         Consolidated Statements of Operations;
         Three Months ended July 31, 1997 and
         1996 (unaudited)                                           3

         Consolidated Statement of Changes in
         Shareholders' Deficit; Three Months ended
         July 31, 1997 (unaudited)                                  4

         Consolidated Statements of Cash Flows;
         Three Months ended July 31, 1997 and
         1996 (unaudited)                                           5-6

         Notes to Consolidated Financial Statements                 7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                              9

PART II.  OTHER INFORMATION
---------------------------

    Item 1. Legal Proceedings                                      14

    Item 3. Defaults Upon Senior Securities                        14

    Item 5. Other Information                                      14

    Item 6. Exhibits and Reports on Form 8-K                       14



                   WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                                  (Debtor-In-Possession)
                               CONSOLIDATED BALANCE SHEETS


                                                 July 31, 1997     April 30, 1997
                                                 -------------     --------------
                                                  (unaudited)
ASSETS

Direct Finance Leases:
    Aggregate future amounts
      receivable under lease contracts            $ 20,411,011       $ 20,917,123
    Estimated residual value of equipment            1,440,493          1,520,822
    Initial direct costs, net                          547,394            541,627
    Less:
      Unearned income under lease contracts         (4,583,300)      (  4,663,898)
      Advance payments                              (  626,730)      (    633,450)
                                                  ------------       ------------
                                                    17,188,868         17,682,224
      Allowance for doubtful lease receivables      (2,008,981)      (  2,132,075)
                                                  ------------       ------------
                                                    15,179,887         15,550,149
Operating Leases:
    Equipment at cost,
      Less accumulated depreciation of
      $20,221 and $18,028, respectively                 15,110             17,303
    Accounts receivable                                  2,058              7,954

Cash and cash equivalents                              461,186            439,829
Other assets (Includes $50,363 receivable
    from related party at April 30, 1997)              370,357          1,138,951
                                                  ------------       ------------

    Total assets                                  $ 16,028,598       $ 17,154,186
                                                  ============       ============












                                  See accompanying notes
                                            1

                 WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                                (DEBTOR-IN-POSSESSION)
                      (ONSOLIDATED BALANCE SHEETS - (Continued)


                                                 July 31, 1997     April 30, 1997
                                                 -------------     --------------
                                                  (unaudited)
LIABILITIES

Amounts payable to equipment suppliers            $    491,521       $    885,658
Other accounts payable and accrued expenses            401,296            268,884
Demand, Fixed Rate and
   Money Market Thrift Certificates
   (Includes $177,250 at April 30, 1997
   payable to related parties)                      23,608,078         24,128,483
Senior Thrift Certificates
   (includes $674,407 at April 30, 1997
   payable to related parties)                      22,952,463         21,844,864
Subordinated Thrift Certificates
   (Includes $316,444 at April 30, 1997
   payable to related parties)                       5,340,286          5,343,945
Accrued interest                                     7,678,352          7,065,141
                                                  ------------       ------------
                                                    60,471,996         59,536,975
                                                  ------------       ------------

SHAREHOLDERS' DEFICIT

Prime Rate Cumulative Preferred Shares,
   $1 par value, $100 per share liquidation
   preference, 50,000 shares authorized,
   281 shares, issued and outstanding
   (liquidation preference $28,100)                        281                281
Adjustable Rate Cumulative Preferred Shares,
   $1 par value, $1000 per share liquidation
   preference.  1,000 shares authorized, 275
   shares issued and outstanding
   (liquidation preference $275,000)                       275                275
Common stock, $1.00 par value, 1,000 shares
   authorized, issued and outstanding                  101,500            101,500
Accumulated Deficit                                (44,545,454)       (42,484,845)
                                                  ------------       ------------
                                                   (44,443,398)       (42,382,789)
                                                  ------------       ------------
    Total liabilities and shareholders' deficit   $ 16,028,598       $ 17,154,186
                                                  ============       ============



                                See accompanying notes
                                          2

                            WALNUT EQUIPMENT LEASING CO., INC.
                                  (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For The Three Months Ended July 31,
                                                       1997             1996
                                                  ------------      -----------
                                                   (unaudited)      (unaudited)
Revenue:
  Income earned under direct
     finance lease contracts                      $ 1,003,620       $   919,872
  Operating lease rentals                               4,305             6,823
                                                  -----------       -----------
  Total revenue                                     1,007,925           926,695
                                                  -----------       -----------
Costs and expenses:
  Interest expense, net                             1,336,091         1,294,988

  Lease origination expenses                          221,493           359,076

  General and administrative expenses                 463,006           550,939

  Provision for doubtful lease receivables            315,216           315,604

  Depreciation of operating lease equipment             2,193             3,555

Nonrecurring Item:
Charge-Off of Deferred solicitation and
  registration expenses related to the
  sale of Demand, Fixed Rate and
  Senior Thrift Certificates                          730,535              ---
                                                  -----------       -----------
  Total costs and expenses                          3,068,534         2,524,162
                                                  -----------       -----------
Loss from operations before provision for
  federal and state income taxes                   (2,060,609)       (1,597,467)

Provision for federal and state income taxes
  (See Note 2)                                            ---               ---
                                                  -----------       -----------
Net Loss (See Note 2)                             $(2,060,609)      $(1,597,467)
                                                  ===========       ===========












                                  SEE ACCOMPANYING NOTES
                                            3

                                       WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                                                      (DEBTOR-IN-POSSESSION)
                                    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT


                                   Prime Rate             Adjustable Rate                                 Total
                                   Cumulative             Cumulative           Common     Accumulated    Shareholders'
                                   Preferred Shares       Preferred Shares     Stock       Deficit        Deficit
                                   ----------------       ----------------     ------      -----------     ------------
                                   No. of Shares          No. of Share

                                   Issued    Amount       Issued    Amount
                                   ------    ------       ------    ------
Balance April 30, 1997,
  previously reported               281     $   281         275     $  275     $101,500  $(42,484,845)   $(42,382,789)

Net loss for the three month
  period ended July 31, 1997
  (unaudited)                       ---         ---         ---        ---          ---    (2,060,609)     (2,060,609)

                                   ----     -------       -----    -------     --------   ------------     ------------
Balance, July 31, 1997 (unaudited)  281     $   281         275    $   275     $101,500  $(44,545,454)   $(44,443,398)
                                   ====     =======       =====    =======     ========   ============    ============














                                                      SEE ACCOMPANYING NOTES
                                                                4


               WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                              (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the Three Months Ended July 31,
                                                1997                 1996
                                             -----------          -----------
                                             (unaudited)          (unaudited)
OPERATING ACTIVITIES
--------------------
Net Loss                                     $(2,060,609)        $(1,597,467)
Adjustments to Reconcile Net Loss
to Net Cash Used in Operating Activities:
   Nonrecurring Item                             730,535                 ---
   Depreciation                                    2,193                 ---
   Amortization of Deferred Debt
     Registration Expenses                        37,199              30,444
   Provision for doubtful
     lease receivables                           315,216             315,604
Effects of Changes
in other Operating Items:
   Accrued Interest                              613,211             319,659
   Amounts Payable to Equipment Suppliers       (394,136)            (39,085)
   Other (net), principally
     increase in other Assets                    133,271            (113,179)
                                             -----------        ------------
Net Cash Used in Operating Activities           (623,120)         (1,084,024)
                                             -----------        ------------

INVESTING ACTIVITIES
--------------------
Excess of Cash Received Over
   Lease Income Recorded                       1,439,130           1,820,829
Increase (Decrease) in Advance Payments           (6,720)              3,188
Purchase of Equipment for Lease               (1,371,468)         (2,289,317)
                                             -----------        ------------
Net Cash Provided by (Used in)
   Investing Activities                      $    60,942        $   (465,300)
                                             -----------        ------------










                              See accompanying notes
                                        5

               WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                              (DEBTOR-IN-POSSESSION)
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                           For the Three Months Ended July 31,
                                                 1997               1996
                                              -----------       -----------
                                             (unaudited)        (unaudited)
FINANCING ACTIVITIES
--------------------
Proceeds from Issuance of:
    Demand, and Fixed Rate Certificates      $       ---        $ 2,363,448
    Senior Thrift Certificates                 1,444,834          1,399,289
Redemption of:
    Demand, Fixed Rate, and Money
    Market Thrift Certificates                  (520,405)        (2,211,313)
    Subordinated Thrift Certificates
    and Debentures                                (3,659)           (66,730)
    Senior Thrift Certificates                  (337,235)          (668,762)
                                             -----------        -----------
Net Cash Provided By
    Financing Activities                         583,535            815,932
                                             -----------        -----------
Increase (Decrease) in Cash
    and Cash Equivalents                          21,357           (733,392)
Cash and Cash Equivalents,
    Beginning of Year                            439,829          9,207,905
                                             -----------        -----------
Cash and Cash Equivalents,
    End of Period                            $   461,186        $ 8,474,513
                                             ===========        ===========


















                              See accompanying notes
                                        6

             Walnut Equipment Leasing Co., Inc. and Subsidiaries
                            (Debtor-In-Possession)
              Notes to Interim Consolidated Financial Statements
                  Three Months Ended July 31, 1997 and 1996

1. FINANCIAL STATEMENT PRESENTATION

    The unaudited interim financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended April 30, 1997. The accompanying interim financial statements have not been audited by independent certified public accountants, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the results of operations, and are not necessarily indicative of the results to be expected for the full year.

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

2.  ACCOUNTING POLICIES

METHOD OF CONSOLIDATION

    The unaudited interim consolidated financial statements of Walnut Equipment Leasing Co., Inc. for the three month periods ended July 31, 1997 and 1996, respectively, include the operating results of its wholly-owned subsidiary, Equipment Leasing Corporation of America ("ELCOA"). All intercompany items have been eliminated for purposes of preparing the consolidated financial statements contained herein.

ACCOUNTING FOR LEASES

    The Company's lease contracts provide for total noncancellable rentals which exceed the cost of the leased equipment plus anticipated financing charges and, accordingly, are accounted for as financing leases. At the inception of each new lease, the Company records the gross lease receivable, the estimated residual value of the leased equipment, and the unearned lease income. The unearned lease income represents the excess of the gross lease receivable at inception of the contract plus the estimated residual value over the cost of the equipment being leased. For leases originated after April 30, 1988, the Company has changed its method of accounting to conform with the requirements of FAS No. 91 "Accounting for Non Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Cost of Leases". Under this method, a portion of commissions, processing and credit approval costs in the amounts of $97,369 and $92,106 for the three months ended July 31, 1997 and 1996, respectively, have been deferred as part of the Investment in Direct Financing Leases.

    Unearned income is earned and initial direct costs are amortized to direct finance lease income using the interest (or "effective") method over the term of each lease.

    An allowance for doubtful direct finance lease receivables has been maintained at a level considered adequate to provide for estimated losses that will be incurred in the collection of these receivables. The allowance is increased by provisions charged to operating expense and reduced by charge-offs based upon a periodic evaluation, performed at least quarterly, of delinquent finance lease receivables. Pursuant to FAS 91, reserves are established to reflect losses anticipated from delinquencies and impairments that have already occurred rather than ultimate losses expected over the life of the lease portfolio. Total write-offs charged against the reserve for the three months ended July 31, 1997 and 1996 were $441,890 and $317,311, respectively, while the Company increased these reserves by charges of $315,216 and $315,604, respectively, to maintain reserves considered adequate for losses anticipated from remaining outstanding delinquent lease receivables.

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

    The net deferred tax asset as of April 30, 1997 includes deferred tax assets (liabilities) attributable to the following temporary deductible (taxable) differences:

    Operating lease method vs. direct finance method      $ 2,738,000
    Provision for doubtful lease receivables                 831,500
    Operating loss carryforward                            11,386,200
    Other                                                    (42,000)
                                                          -----------
    Net deferred tax asset                                 14,913,700
    Valuation allowance                                   (14,913,700)
                                                          -----------

    Net deferred tax asset after valuation allowance      $       ---
                                                          ===========

    A valuation allowance was considered necessary since it is more likely than not that the Company will not realize the tax benefits of the deductible differences and operating loss carryforward. A valuation allowance was required as of April 30, 1997 due to the net operating loss carryover of approximately $33,489,000 expiring through 2012 and investment tax credit carryover of approximately $943,000 expiring through 2001, and due to the valuation allowance for the carryforwards there is no net change in deferred tax assets for the three months ended July 31, 1997.

<PAGE 11>

3.  BANKRUPTCY PROCEEDINGS

On August 8, 1997, the Company and ELCOA filed separate voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. ELCOA and Walnut are managing their businesses as debtors-in-possession subject to the supervision and control of the U.S. Bankruptcy Court for the Eastern District of Pennsylvania. For further information in this regard, see Item 3 to Form 10-K as filed August 14, 1997 for the fiscal year ended April 30, 1997.


4.  NONRECURRING ITEM

As a result of requests by certificate holders for redemptions which exceeded the Company and ELCOA'S cash and cash equivalents, the Company was unable to meet requests for redemption of its Senior Thrift Certificates and Subordinated Thrift Certificates, and ELCOA was unable to meet the requests for redemption of its Demand, Fixed Rate and Money Market Thrift Certificates beginning July 7, 1997 and thereafter. Management reviewed the Trust Indentures covering the registered offering of these debt securities and concluded that a default may have occurred in the redemption provision.
Prior to July 31, 1997, sales of the Company's and ELCOA's debt securities had been suspended, and were not expected to recommence in the future. Accordingly, during the three month period ended July 31, 1997, the Company recognized a nonrecurring charge to operations the amount of $730,535 representing $222,693 of capitalized commissions previously paid and $102,916 of capitalized registration expenses related to the prior registration and sales of Senior Thrift Certificates and $258,482 of capitalized commissions previously paid and $146,444 of capitalized registration expenses related to the prior registration and sale of Demand and Fixed Rate Certificates.

             WALNUT EQUIPMENT LEASING CO., INC. AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS, CHAPTER 11 PROCEEDING

As described in the Company's annual report on Form 10-K for the year ended April 30, 1997 (the "1997 10-K"), on August 8, 1997 the Company and ELCOA filed voluntary petitions for reorganization (the "Chapter 11 Petition") under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 Proceeding"). Both the Company and ELCOA are managing their businesses as debtors-in-possession subject to the supervision and control of the Federal Bankruptcy Court for the Eastern District of Pennsylvania (the "Bankruptcy Court"). As a result of these limitations the Company and ELCOA have implemented a number of cost-saving measures. Among other things, since the filing of the Chapter 11 Petitions, Walnut has (i) tightened the criteria under which it is willing to originate new lease receivables (ii) received fewer new lease applications for consideration and (iii) reduced its workforce. See Forms 10-K for the fiscal years ended April 30, 1997 as filed by ELCOA and Walnut.

On September 26, 1997 the Bankruptcy Court, upon the motion of the United States Trustee, entered an order authorizing the appointment of examiner to
(i) investigate the acts, conduct, assets, liabilities, and current financial condition of the Company and ELCOA, and the operation of their businesses, among other things, (ii) determine the appropriateness of substantive consolidation, and (iii) the desirability of the Company and ELCOA continuing with their ongoing businesses under current management. The examiner is expected to file the statement of this investigation on or before December 4, 1997. Management intends to continue operations in the ordinary course of business at least until that date.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JULY 31, 1997 AND 1996

REVENUES FROM LEASE CONTRACTS

    Total revenues from direct finance leases for the three months ended July 31, 1997 increased 9.1% or $83,748 as compared to the three months ended July 31, 1996. This increase resulted from an increase in the average amount of outstanding lease receivables in comparison to the prior year. Aggregate new lease receivables entered decreased $709,063 or 23.0% to $2,375,162 for the three months ended July 31, 1997 from $3,084,225 for the three months ended July 31, 1996. Beginning in July, 1997, the Company implemented the utilization of a scoring system based on the "Fair Isaac" method utilized in the credit industry to eliminate those applicants whose credit score is below a certain minimum threshold. While utilization of scoring is expected to initially increase the percentage of rejected applications from new leases, it is expected that the rate of new delinquencies as a result of implementing a scoring system may decrease in the future.

    Unearned income during the three months ended July 31, 1997 decreased by $80,598 after having increased by $103,355 during the three months ended July 31, 1996 as a result of the decrease in aggregate new lease receivables entered. During the three months ended July 31, 1997 and 1996, the gross rents charged over the "net investment" in direct finance leases were 180% and 142%, respectively. The recognition of direct finance lease income reflects the composite aging of the underlying leases in the portfolio, as well as application of FAS No. 91, to outstanding leases after May 1, 1988 which affects leases originated after April 30, 1988, and changes the method used to recognize income and expense items. FAS No. 91 does not change the total income and expenses ultimately to be recognized from each transaction. During a period in which the rate of growth of new lease volume increases, the growth rate of net lease revenue in that period will be less than the rate of growth in new lease volume, as income earned from new lease volume is recognized over the term of each lease contract and not necessarily in the year the contract is entered.

    The limited use of the operating lease equipment program resulted in no equipment being purchased for operating leases for the three months ended July 31, 1997, and $7,894 for the three months ended July 31, 1996. Operating lease rental income decreased by $2,518 in the three months ended July 31, 1997 as compared to the three months ended July 31, 1996.

INTEREST EXPENSE

    During the three months ended July 31, 1997 and 1996, the Company incurred $1,336,091 and $1,294,988, respectively, in interest expense (net) on its outstanding debt securities. Accrued interest thereon of $7,678,352 and $7,065,141, respectively, were outstanding at July 31, 1997 and 1996. During the three months ended July 31, 1996 the Company's excess cash was invested in short-term U.S. Government Treasury Bills, having maturities of three months. During the three months ended July 31, 1997, no cash was invested in U.S. Treasury Bills. Total interest expense (disregarding interest income of $4,522 and $98,374, respectively, during the three month periods ended July 31, 1997 and 1996) averaged 9.1% on average total borrowings (including accrued interest) of $58,980,806 for the three months ended July 31, 1997 as compared to 9.3% on average total borrowings (including accrued interest) of $60,207,293 for the three months ended July 31, 1996.

OTHER EXPENSES

    Lease origination expenses decreased 38.3% or $137,583 for the three months ended July 31, 1997, compared to the corresponding period ended a year earlier. Lease origination expenses, including capitalized commissions paid, were 10.1% of new direct financing lease receivables during the three months ended July 31, 1997 as compared to 12.2% for the three months ended July 31, 1996. The decreased percentage and amount in the period ended July 31, 1997 is directly attributable to the decreased costs associated with the Company's direct mail efforts during the three months ended July 31, 1997. During the three months ended July 31, 1996, the Company had been sending approximately 20,000 pieces of direct mail to equipment manufacturers and distributors weekly. The costs associated with direct mail, taking into consideration printing costs, overhead allocation, and bulk mail postage, resulted in an average cost per mailing of $.30. During the current three months ended July 31, 1997, the Company has been successfully experimenting since the middle of May, 1997, with using telefax transmissions to its equipment manufacturers and distributors at a reduced cost per response of approximately $.05 to $.07 per response. During the three months ended July 31, 1997 and 1996, commissions of $17,247 and $18,512, respectively, were paid and included as lease origination expenses during the period.

    General and administrative expenses decreased by $87,933 or 16.0% for the three months ended July 31, 1997, as compared to the corresponding period in 1996, primarily due to decreased recognition of amortized expenses associated with the registration and solicitation of debt securities by the Company and ELCOA.

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

NONRECURRING ITEMS

    During the three month period ended July 31, 1997, the company recognized a nonrecurring charge of $730,535 representing the charge-off of $222,693 of capitalized commissions paid and $102,916 of capitalized registration expenses related to the sale of Senior Thrift Certificates and $258,482 of capitalized commissions paid and $146,444 of capitalized registration expensed related to the sale of Demand and Fixed Rate Certificates. See Note 3 to the financial statements for a more detailed discussion.

FURTHER REFINEMENTS IN MARKETING STRATEGY AND EFFORTS TO REDUCE OPERATING
LOSSES

    See pages 23 to 25 of the Company's 10-K for the fiscal year ended April 30, 1997, filed August 14, 1997, for a detailed discussion of Refinements in Marketing Strategy.

CAPITAL RESOURCES AND LIQUIDITY

    The Company has financed its growth to date primarily from proceeds of debt securities offered to the public, as well as from rental receipts from its outstanding lease portfolio.

    Although the Company has reported losses since 1980 for financial statement purposes, it has supported operations in the past through rentals received from its lessees and the sales of debt securities. However, in view of its high degree of leverage and losses, the Company determined it was unable to continue to service its debt and, on August 8, 1997, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.
The Company and ELCOA are managing their businesses as debtors-in-possession subject to the supervision and control of the Federal Bankruptcy Court for the Eastern District of Pennsylvania. The Company believes that in order to achieve a profitable level of operations, it must increase the origination of new lease receivables without any appreciable increase in lease origination or general and administrative expenses. Due to the current shareholders' deficit, if the Company were to liquidate in the near future, holders of the subordinated thrift certificates, and outstanding preferred and common stock would lose all of their investment.

    Taking into consideration the fact that the Company may no longer rely on its sale of senior debt and the sale of Demand and Fixed Rate Certificates by ELCOA, in order to fund new business, it must rely on funds generated from outside financial institutions. In view of the Company's history of losses, the uncertainty with respect to generation and securitization of new lease receivables, management is unable to estimate the Company's profitability and liquidity beyond the current period.

    Prior to April 30, 1997, neither the Company nor ELCOA had ever defaulted on any contractual payment of interest or principal on any bank borrowings, senior or subordinated debt obligation, or Demand, Fixed Rate and Money Market Thrift Certificates issued to the public, and requests for early repayment of interest or principal had never been later than five business days after demand for redemption was received. During the month of June, 1997, as a result of reductions in the Company's available cash, requests for early redemption of demand and fixed rate certificates prior to maturity were deferred to July 5, 1997. As of July 7, 1997, both the Company and ELCOA were unable to meet request for these redemptions, resulting in what may have been determined to be a default under terms of each respective trust indenture. On Friday August 8, 1997, in order to protect the viability of the Company, the Company and ELCOA filed for protection under Chapter 11 of the U.S. Bankruptcy Court for the Eastern District of Pennsylvania. Pending the resolution of this proceeding, no further redemptions or payments of interest will occur. In order to continue its operation, the Company and ELCOA must generate additional sources of liquidity to fund new business, of which there can be no assurance.

    See "Consolidated Statements of Cash Flows" on page 5 of this report for an analysis of the sources and uses of cash by the Company during the three month periods ended July 31, 1997 and 1996, respectively.

    For a complete discussion of liquidity and capital resources for the fiscal year ending April 30, 1997, reference is made to the "Capital Resources and Liquidity" section of Form 10-K filed on August 14, 1997 for the fiscal year ended April 30, 1997.

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

    Except for the historical information contained herein, the matters discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this quarterly report on Form 10-Q, are forward looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. These risks and uncertainties are more fully discussed in Note 1 to the Financial statements for the fiscal year ended April 30, 1997 as contained in Form 10-K as filed , and elsewhere in this Form 10-Q. The Company does not intend to provide updated information about the matters referred to in these forward looking statements, other than in the context of management's discussion and analysis in the Company's quarterly and annual reports on Form 10-Q and 10-K.

                                   PART II

                              OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pursuant to an Order to Show Cause dated August 4, 1997 (the "Order"), the Pennsylvania Securities Commission (the "PSC") instituted an Administrative Proceeding regarding the Company, ELCOA, WELCO Securities, Inc., a registered broker-dealer, William Shapiro (President of the Company), Kenneth S. Shapiro (Vice-President of the Company), and John J. McGarry, a registered agent for First Allied Securities of Warren, Pennsylvania.

The Order alleges that the named parties (other than ELCOA and McGarry) violated provisions of the Pennsylvania Securities Act of 1972 in connection with certain offers and sales of the Company's Demand Senior Thrift Certificates and Fixed Term Senior Thrift Certificates. The Order also alleges violations by the named parties (other than the Company) of the Pennsylvania Securities Act of 1972 in conjunction with certain offers and sales of ELCOA Demand Certificates and Fixed Rate Certificates. The Company, ELCOA, William Shapiro and Kenneth S. Shapiro have answered the Order by denying the PSC's allegations.

On August 8, 1997, the Company and ELCOA filed separate voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. ELCOA and Walnut are managing their businesses as debtors-in-possession subject to the supervision and control of the Federal Bankruptcy Court for the Eastern District of Pennsylvania. For further information in this regard, see Item 3 to Form 10-K as filed August 14, 1997 for the fiscal year ended April 30, 1997, as well as information contained elsewhere in this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Reference is made to "CAPITAL RESOURCES AND LIQUIDITY", appearing above, as respects the Company's default in the terms and conditions of certain Trust Indentures covering the issuance of its Senior and Subordinated Thrift Certificates, and Demand, Fixed Rate, and Money Market Thrift Certificates issued by ELCOA.

ITEM 5. OTHER INFORMATION

    On August 8, 1997, ELCOA AND Walnut filed voluntary petitions for reorganization under Chapter 11, of the U.S. Bankruptcy Code. ELCOA and Walnut are managing their business as debtors-in-possession subject to the supervision and control of the Federal Bankruptcy Court for the Eastern District of Pennsylvania.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    REPORTS ON FORM 8-K

    The Company filed a Current Report on Form 8-K dated July 30, 1997 with respect to the Company's inability to meet the requests for redemption of its Senior and Subordinated Thrift Certificates beginning July 7, 1997 and thereafter and concluded that a default may have occurred in the redemption provisions. As of July 3, 1997, the Company suspended sales of its Senior Thrift Certificates.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



October 24, 1997                          WALNUT EQUIPMENT LEASING CO., INC.
------------------                        ----------------------------------
      Date

                                          /s/  William Shapiro
                                          ----------------------------------
                                          William Shapiro, President and
                                          Chief Financial Officer